Form 10-K
period 2019-12-31
DUKE REALTY CORP; DUKE REALTY Ltd PARTNERSHIP/
filed 2020-02-25
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
8711 River Crossing Boulevard
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
The aggregate market value of the voting shares of Duke Realty Corporation's outstanding common shares held by non-affiliates of Duke Realty Corporation is $11.48 billion based on the last reported sale price on June 30, 2019.
The number of common shares of Duke Realty Corporation, $0.01 par value outstanding as of February 20, 2020 was 368,342,908.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of Duke Realty Corporation's Definitive Proxy Statement for its 2020 Annual Meeting of Shareholders (the "2020 Proxy Statement") to be filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the 2020 Proxy Statement specifically incorporated by reference pursuant to Items 10 through 14 of Part III hereof, no other portions of the 2020 Proxy Statement shall be deemed so incorporated.

EXPLANATORY NOTE
This report (the "Report") combines the annual reports on Form 10-K for the year ended December 31, 2019 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries; and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning 99.2% of the common partnership interests of the Partnership ("General Partner Units") as of December 31, 2019. The remaining 0.8% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership.
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
These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Report or in the information incorporated by reference into this Report. Some of the risks, uncertainties and other important factors that may affect future results include, among others:

•	Changes in general economic and business conditions, including the financial condition of our tenants and the value of our real estate assets;

•	The General Partner's continued qualification as a REIT for U.S. federal income tax purposes;

•	Heightened competition for tenants and potential decreases in property occupancy;

•	Potential changes in the financial markets and interest rates;

•	Volatility in the General Partner's stock price and trading volume;

•	Our continuing ability to raise funds on favorable terms, or at all;

•	Our ability to successfully identify, acquire, develop and/or manage properties on terms that are favorable to us;

•	Potential increases in real estate construction costs including construction cost increases as the result of trade disputes and tariffs on goods imported in the United States;

•	Our real estate asset concentration in the industrial sector and potential volatility in this sector;

•	Our ability to successfully dispose of properties on terms that are favorable to us;

•	Our ability to successfully integrate our acquired properties;

•	Our ability to retain our current credit ratings;

•	Inherent risks related to disruption of information technology networks and related systems and cyber security attacks;

•	Inherent risks in the real estate business, including, but not limited to, tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments; and

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
The Partnership was formed in October 1993, when the General Partner contributed all of its properties and related assets and liabilities, together with the net proceeds from an offering of additional shares of its common stock, to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest whose operations began in 1972. The General Partner is the sole general partner of the Partnership, owning 99.2% of the Common Units at December 31, 2019. The remaining 0.8% of the Common Units are owned by limited partners. Limited partners have the right to redeem their Limited Partner Units, subject to certain restrictions. Pursuant to the Fifth Amended and Restated Agreement of Limited Partnership, as amended (the "Partnership Agreement"), the General Partner is obligated to redeem the Limited Partner Units in shares of its common stock, unless it determines in its reasonable discretion that the issuance of shares of its common stock could cause it to fail to qualify as a REIT. Each Limited Partner Unit shall be redeemed for one share of the General Partner's common stock, or, in the event that the issuance of shares could cause the General Partner to fail to qualify as a REIT, cash equal to the fair market value of one share of the General Partner's common stock at the time of redemption, in each case, subject to certain adjustments described in the Partnership Agreement. The Limited Partner Units are not required, per the terms of the Partnership Agreement, to be redeemed in registered shares of the General Partner.
At December 31, 2019, we owned or jointly controlled 519 primarily industrial properties which encompassed 155.3 million rentable square feet (including 38 unconsolidated joint venture in-service properties with 11.0 million square feet, 21 consolidated properties under development with 8.7 million square feet and one unconsolidated joint venture property under development with 133,000 square feet). Our properties are leased by a diverse base of more than 800 tenants whose businesses include e-commerce, manufacturing, retailing, wholesale trade, and distribution. We also owned, including through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), 1,380 acres of land and controlled an additional 1,000 acres through purchase options.
Our headquarters and executive offices are located in Indianapolis, Indiana. We additionally have regional offices or significant operations in 19 other geographic or metropolitan areas including Atlanta, Georgia; Chicago, Illinois; Cincinnati, Ohio; Columbus, Ohio; Dallas, Texas; Houston, Texas; Minneapolis/St. Paul, Minnesota; Nashville, Tennessee; Raleigh, North Carolina; Savannah, Georgia; Seattle, Washington; St. Louis, Missouri; Washington D.C./Baltimore, Maryland; Central Florida; New Jersey; Northern and Southern California; Pennsylvania and South Florida. We had approximately 400 employees at December 31, 2019.
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
We believe that the management of real estate opportunities and risks can be done most effectively at regional or on local levels. As a result, we intend to continue our emphasis on increasing our market share, to the extent it is in markets that align with our asset strategy (see Item 7), and effective rents in the primary markets where we own properties. We believe that this regional focus will allow us to assess market supply and demand for real estate more effectively as well as to capitalize on the strong relationships with our tenant base. In addition, we seek to further capitalize on our many strong relationships with customers that operate on a national level. As a fully integrated real estate company, we are able to arrange for or provide to our tenants not only well located and well maintained facilities, but also additional services such as build-to-suit construction, tenant finish construction, and expansion flexibility.
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

Board Composition
• The General Partner's board is controlled by a supermajority (92.3%) of "Independent Directors," as such term is defined under the rules of the New York Stock Exchange (the "NYSE")
• 31% of the General Partner’s board is female and its compensation and human capital committee is chaired by a female

Board Committees	• The General Partner's board committee members are all Independent Directors

Lead Director	• The Lead Director serves as the Chairman of the General Partner's corporate governance committee

Board Policies
- Proactively amended and restated the General Partner's Bylaws to implement proxy access
- Adopted a Board Diversity and Inclusion Policy
- No Shareholder Rights Plan (Poison Pill)
- Code of Business Ethics applies to all directors and employees of the General Partner, including the Chief Executive Officer and senior financial officers; waivers applied to executive officers require the approval of (i) the General Partner's board of directors or (ii) the General Partner's corporate governance committee
- Orientation program for new directors of the General Partner
- Independence of directors of the General Partner is reviewed annually
- Independent Directors of the General Partner meet at least quarterly in executive sessions
- Independent Directors of the General Partner receive no compensation from the General Partner other than as directors
- Equity-based compensation plans require the approval of the General Partner's shareholders
- Board effectiveness and performance is reviewed annually by the General Partner's corporate governance committee
- Individual director evaluations are performed annually
- The General Partner's corporate governance committee conducts an annual review of the Chief Executive Officer succession plan
- Independent Directors and all board committees of the General Partner may retain outside advisors, as they deem appropriate
- Prohibition on repricing of outstanding stock options of the General Partner
- Directors of the General Partner required to offer resignation upon job change
- Majority voting for election of directors of the General Partner
- Human Rights Policy
- Shareholder Communications Policy

Ownership	Minimum Stock Ownership Guidelines apply to all directors and executive officers of the General Partner
The General Partner's Code of Business Ethics (which applies to all directors and employees of the General Partner, including the Chief Executive Officer and senior financial officers) and the Corporate Governance Guidelines are available in the Investor Relations/Corporate Governance section of the General Partner's website at www.dukerealty.com. A copy of these documents may also be obtained without charge by writing to Duke Realty Corporation, 8711 River Crossing Boulevard, Indianapolis, Indiana 46240, Attention: Investor Relations. If we amend our Code of Business Ethics as it applies to the directors and all executive officers of the General Partner or grant a waiver from any provision of the Code of Business Ethics to any such person, we may, rather than filing a current report on Form 8-K, disclose such amendment or waiver in the Investor Relations/Corporate Governance section of the General Partner's website at www.dukerealty.com.
Additional Information
For additional information regarding our investments and operations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data." For additional information about our business segments, see Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - (9) Segment Reporting."

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
We continue to selectively develop new properties for rental operations in our existing markets when accretive returns are present. These development activities generally require various government and other approvals, which we may not receive. In addition, we also are subject to the following risks associated with development activities:

•	Unsuccessful development opportunities could result in direct expenses to us;

•	Construction costs could increase as the result of trade disputes and tariffs on goods imported in the United States;

•	Construction costs of a project may exceed original estimates, possibly making the project less profitable than originally estimated, or possibly unprofitable;

•	Time required to complete the construction of a project or to lease up the completed project may be greater than originally anticipated, thereby adversely affecting our cash flow and liquidity;

•	Occupancy rates and rents of a completed project may not be sufficient to make the project profitable; and

•	Favorable sources to fund our development activities may not be available.

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
Our investments are concentrated in the industrial sector and our business would be adversely affected by an economic downturn in that sector.
Our investments in real estate assets are concentrated in the industrial sector. This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities were more diversified.
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
Our asset strategy is to increase our investment concentration in coastal Tier 1 markets. There can be no assurance that we will be able to execute our strategy or that our execution of such strategy will lead to improved results.
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
We are exposed to potential physical risks from possible future changes in climate. We have a significant investment in properties in coastal markets such as Southern California, Northern California and South Florida and have also targeted those markets for future growth. Those coastal markets have historically experienced severe weather events, such as storms and drought, as well as other natural catastrophes such as wildfires and floods. If the frequency of extreme weather and other natural events increases due to climate change, our exposure to these events could increase. We may also be adversely impacted as a real estate developer in the future by stricter energy and water efficiency standards as well as water access for our buildings.
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

Item 2.  Properties
Product Review
As of December 31, 2019, we own interests in 519 primarily industrial properties encompassing 155.3 million net rentable square feet (including 38 unconsolidated joint venture in-service properties with 11.0 million square feet, 21 consolidated properties under development with 8.7 million square feet and one unconsolidated joint venture property under development with 133,000 square feet).
Industrial Properties: We own interests in 516 industrial properties encompassing 155.1 million square feet (99.9% of our total square feet). These properties are primarily logistics facilities with clear ceiling heights of 28 feet or more.
Non-reportable: We own interests in three Non-Reportable buildings totaling 211,000 square feet (0.1% of our total square feet).
See Consolidated Financial Statement Schedule III - Real Estate Properties and Accumulated Depreciation for a detailed listing of the Company’s properties and related encumbrances.
Land: We own, including through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), 1,380 acres of land and control an additional 1,000 acres through purchase options. Approximately 700 acres of the 860 acres of land that we directly own, are intended to be used for the development of industrial properties and can support approximately 10.8 million square feet of industrial developments. All of our approximately 520 acres of land held by unconsolidated joint ventures, are also intended to be used for the development of industrial properties. We directly own approximately 160 acres of land that we do not consider strategic and that will be sold to the extent that market conditions permit us to achieve what we believe to be acceptable sale prices.
Property Descriptions
The following tables represent the geographic highlights of consolidated and unconsolidated joint venture in-service properties in our primary markets.

Consolidated Properties

	Square Feet				Annual Net Effective Rent (1)	Annual Net Effective Rent per Square Foot (2)	Percent of Annual Net Effective Rent
	Industrial	Non-Reportable	Overall	Percent of Overall
Primary Market
Chicago	14,911,460	—	14,911,460	11.0%	$65,496,179	$4.44	10.0%
Southern California	10,449,657	—	10,449,657	7.7%	64,590,310	6.30	9.8%
South Florida	8,364,203	—	8,364,203	6.2%	64,017,309	7.72	9.7%
New Jersey	5,733,983	—	5,733,983	4.2%	50,835,890	8.87	7.7%
Atlanta	12,260,856	—	12,260,856	9.1%	46,034,396	4.01	7.0%
Dallas	10,732,386	—	10,732,386	7.9%	38,442,503	3.74	5.8%
Indianapolis	10,401,828	—	10,401,828	7.7%	34,255,096	3.32	5.2%
Houston	6,579,110	—	6,579,110	4.9%	31,836,803	5.12	4.8%
Cincinnati	9,114,047	91,843	9,205,890	6.8%	31,274,829	3.74	4.8%
Savannah	6,998,616	—	6,998,616	5.2%	29,607,648	4.23	4.5%
Minneapolis-St. Paul	5,143,303	—	5,143,303	3.8%	26,375,585	5.28	4.0%
Pennsylvania	5,486,824	—	5,486,824	4.0%	25,048,592	5.58	3.8%
St. Louis	5,721,945	—	5,721,945	4.2%	23,797,667	4.16	3.6%
DC-Baltimore	3,100,696	—	3,100,696	2.3%	21,487,777	6.93	3.3%
Central Florida	4,224,815	—	4,224,815	3.1%	21,417,767	5.29	3.2%
Columbus	5,319,877	—	5,319,877	3.9%	19,535,183	3.67	3.0%
Nashville	3,645,368	—	3,645,368	2.7%	18,370,335	5.41	2.8%
Raleigh	2,909,746	—	2,909,746	2.1%	17,759,281	6.12	2.7%
Seattle	1,876,360	—	1,876,360	1.4%	13,749,070	7.33	2.1%
Northern California	2,264,943	—	2,264,943	1.7%	11,027,895	4.87	1.7%
Other (3)	—	119,030	119,030	0.1%	3,487,188	29.30	0.5%
Total	135,240,023	210,873	135,450,896	100.0%	$658,447,303	$5.03	100.0%
Percent of Overall	99.8%	0.2%	100.0%
Annual Net Effective Rent per Square Foot (2)	$5.00	$24.29	$5.03

Unconsolidated Joint Venture Properties

	Square Feet		Annual Net Effective Rent (1)	Annual Net Effective Rent per Square Foot (2)	Percent of Annual Net Effective Rent
	Industrial	Percent of Overall
Primary Market
Dallas	6,047,818	55.1%	$26,504,046	$4.38	59.6%
Indianapolis	4,717,050	43.0%	17,045,673	3.95	38.4%
Cincinnati	57,886	0.5%	398,667	6.89	0.9%
Other (3)	152,944	1.4%	502,874	3.29	1.1%
Total	10,975,698	100.0%	$44,451,260	$4.21	100.0%
Percent of Overall	100.0%
Annual Net Effective Rent per Square Foot (2)	$4.21

	Occupancy %
	Consolidated Properties			Unconsolidated Properties
	Industrial	Non-Reportable	Overall	Industrial	Overall
Primary Market
Chicago	99.0%	—	99.0%	—	—
Southern California	98.1%	—	98.1%	—	—
South Florida	99.2%	—	99.2%	—	—
New Jersey	100.0%	—	100.0%	—	—
Atlanta	93.6%	—	93.6%	—	—
Dallas	95.7%	—	95.7%	100.0%	100.0%
Indianapolis	99.1%	—	99.1%	91.4%	91.4%
Houston	94.5%	—	94.5%	—	—
Cincinnati	91.2%	55.3%	90.8%	100.0%	100.0%
Savannah	100.0%	—	100.0%	—	—
Minneapolis-St. Paul	97.1%	—	97.1%	—	—
Pennsylvania	81.9%	—	81.9%	—	—
St. Louis	100.0%	—	100.0%	—	—
DC-Baltimore	100.0%	—	100.0%	—	—
Central Florida	95.9%	—	95.9%	—	—
Columbus	100.0%	—	100.0%	—	—
Nashville	93.1%	—	93.1%	—	—
Raleigh	99.7%	—	99.7%	—	—
Seattle	100.0%	—	100.0%	—	—
Northern California	100.0%	—	100.0%	—	—
Other (3)	—	100.0%	100.0%	100.0%	100.0%
Total	96.7%	80.5%	96.6%	96.3%	96.3%

(1)
Represents the average annual base rental payments, on a straight-line basis for the term of each lease, from space leased to tenants as of December 31, 2019, excluding amounts paid by tenants as reimbursement for operating expenses. Unconsolidated joint venture properties are shown at 100% of square feet and net effective rents, without regard to our ownership percentage.

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

PART II
Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The General Partner's common stock is listed for trading on the NYSE under the symbol "DRE." There is no established trading market for the Partnership's Common Units. As of February 20, 2020, there were 4,872 record holders of the General Partner's common stock and 83 record holders of the Partnership's Common Units.

Stock Performance Graph

The following line graph compares the change in the General Partner's cumulative total shareholders' return on shares of its common stock to the cumulative total return of the Standard and Poor's 500 Stock Index ("S&P 500") and the FTSE NAREIT Equity REITs Index ("NAREIT Index") from December 31, 2014 to December 31, 2019. The graph assumes an initial investment of $100 in the common stock of the General Partner and each of the indices on December 31, 2014, and the reinvestment of all dividends. The performance graph is not necessarily indicative of future performance.

This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by the company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Tax Characterization of Dividends
A summary of the tax characterization of the dividends paid per common share of the General Partner for the years ended December 31, 2019, 2018 and 2017 follows:

	2019	2018	2017
Dividends paid per share	$0.88	$0.815	$0.77
Dividends paid per share - special	—	—	0.85
Total Dividends paid per share	$0.88	$0.815	$1.62
Ordinary income	80.7%	78.4%	23.7%
Capital gains	19.3%	21.6%	76.3%
	100.0%	100.0%	100.0%

Sales of Unregistered Securities
The General Partner did not sell any of its securities during the year ended December 31, 2019 that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
From time to time, we may repurchase our securities under a repurchase program that initially was approved by the General Partner's board of directors and publicly announced in October 2001 (the "Repurchase Program").

During 2019 we did not repurchase any equity securities under the Repurchase Program.
On January 29, 2020 the General Partner's board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $300.0 million of the General Partner's common shares, $750.0 million of the Partnership's debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairperson of the finance committee of the board of directors of planned repurchases within these limits.

Item 6. Selected Financial Data
The following table sets forth selected financial and operating information on a historical basis for each of the years in the five-year period ended December 31, 2019. The following information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" included in this Form 10-K (in thousands, except per share or per Common Unit data):

	2019	2018	2017	2016	2015
Results of Operations:
General Partner and Partnership
Revenues:
Rental and related revenue from continuing operations	$855,833	$785,319	$686,514	$641,701	$658,809
General contractor and service fee revenue	117,926	162,551	94,420	88,810	133,367
Total revenues from continuing operations	$973,759	$947,870	$780,934	$730,511	$792,176
Income from continuing operations	$432,199	$383,368	$290,592	$298,421	$188,248

General Partner
Net income attributable to common shareholders	$428,972	$383,729	$1,634,431	$312,143	$615,310

Partnership
Net income attributable to common unitholders	$432,650	$387,257	$1,649,607	$315,232	$621,714

General Partner
Per Share Data:
Basic income per common share:
Continuing operations	$1.18	$1.06	$0.80	$0.84	$0.53
Discontinued operations	—	0.01	3.78	0.05	1.24
Diluted income per common share:
Continuing operations	1.18	1.06	0.80	0.84	0.53
Discontinued operations	—	0.01	3.76	0.04	1.24
Distributions paid per common share	$0.88	$0.815	$0.77	$0.73	$0.69
Distributions paid per common share - special	$—	$—	$0.85	$—	$0.20
Weighted average common shares outstanding	362,234	357,569	355,762	349,942	345,057
Weighted average common shares and potential dilutive securities	367,339	363,297	362,011	357,076	352,197
Balance Sheet Data (at December 31):
Total Assets	$8,420,562	$7,804,024	$7,388,196	$6,772,002	$6,895,515
Total Debt	2,914,765	2,658,501	2,422,891	2,908,477	3,320,141
Total Shareholders' Equity	5,018,115	4,658,201	4,532,844	3,465,818	3,181,932
Total Common Shares Outstanding	367,950	358,851	356,361	354,756	345,285
Other Data:
Funds from Operations attributable to common shareholders (1)	$510,480	$484,003	$447,001	$416,370	$307,331

Partnership
Per Unit Data:
Basic income per Common Unit:
Continuing operations	$1.18	$1.06	$0.80	$0.84	$0.53
Discontinued operations	—	0.01	3.78	0.05	1.24
Diluted income per Common Unit:
Continuing operations	1.18	1.06	0.80	0.84	0.53
Discontinued operations	—	0.01	3.76	0.04	1.24
Distributions paid per Common Unit	$0.88	$0.815	$0.77	$0.73	$0.69
Distributions paid per Common Unit - special	$—	$—	$0.85	$—	$0.20
Weighted average Common Units outstanding	365,352	360,859	359,065	353,423	348,639
Weighted average Common Units and potential dilutive securities	367,339	363,297	362,011	357,076	352,197
Balance Sheet Data (at December 31):
Total Assets	$8,420,562	$7,804,024	$7,388,196	$6,772,002	$6,895,515
Total Debt	2,914,765	2,658,501	2,422,891	2,908,477	3,320,141
Total Partners' Equity	5,075,690	4,708,786	4,573,407	3,490,509	3,201,964
Total Common Units Outstanding	370,979	361,771	359,644	358,164	348,772
Other Data:
Funds from Operations attributable to common unitholders (1)	$514,860	$488,454	$451,154	$420,496	$310,538

(1) Funds from operations ("FFO") is a non-GAAP measure used in the real estate industry and is computed in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT").  In addition to net income (loss) computed in accordance with GAAP, we assess and measure the overall operating results of the General Partner and the Partnership based upon NAREIT FFO, which management believes is a useful indicator of consolidated operating performance. NAREIT FFO is also used by industry analysts and investors as a supplemental operating performance measure of a REIT.

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

See a reconciliation of NAREIT FFO to net income attributable to common shareholders under "Year in Review" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." NAREIT-defined reconciling items between net income and NAREIT FFO totaled $104,227 and $(307,979) for the General Partner, and $105,264 and $(311,176) for the Partnership, in 2016 and 2015, respectively.

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
At December 31, 2019, we:

•
Owned or jointly controlled 519 primarily industrial properties, of which 497 properties with 146.4 million square feet were in service and 22 properties with 8.9 million square feet were under development. The 497 in-service properties were comprised of 459 consolidated properties with 135.5 million square feet and 38 unconsolidated joint venture properties with 11.0 million square feet. The 22 properties under development consisted of 21 consolidated properties with 8.7 million square feet and one unconsolidated joint venture property with 133,000 square feet.

•
Owned directly, or through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), approximately 1,380 acres of land and controlled approximately 1,000 acres through purchase options.

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

Asset Strategy
Our strategic objectives include (i) increasing our investment in quality industrial properties through development; (ii) acquiring properties primarily in coastal Tier 1 markets which we believe provide the best potential for future rental growth; and (iii) maintaining an optimal land inventory through selected strategic land acquisitions and new development activity. We are continuing to execute our asset strategy through a disciplined approach by identifying development opportunities, identifying select acquisition targets where the asset quality and pricing meet our objectives and continually evaluating our portfolio for disposition by regularly identifying assets that no longer meet our long-term objectives.
Capital Strategy
Our capital strategy is to maintain a strong balance sheet by actively managing the components of our capital structure in coordination with the execution of our overall operational and asset strategies. We are focused on maintaining our current investment grade ratings from our credit rating agencies. As of December 31, 2019, our senior unsecured notes have been assigned a rating of Baa1 by Moody's Investors Services and BBB+ by Standard & Poor's Ratings Group and we are focused on maintaining such ratings in order to maintain access to liquidity. A securities rating is not a recommendation to buy, sell, or hold securities and is subject to revision or withdrawal at any time by the rating organization.
In support of our capital strategy, we employ an asset disposition program to sell non-strategic real estate assets, which generate proceeds that can be recycled into new property investments that better fit our growth objectives or otherwise manage our capital structure.
We continue to focus on maintaining a balanced and flexible capital structure which includes: (i) extending and sequencing the maturity dates of our outstanding debt obligations; (ii) borrowing primarily at fixed rates; and (iii) issuing common equity as needed to maintain appropriate leverage parameters or support significant strategic developments or acquisitions. With our successes to date and continued focus on maintaining a strong balance sheet, we expect to be in a very strong position to be opportunistic in our investment opportunities.
Environmental, Social and Governance ("ESG") Strategy
We are focused on promoting our growth in a sustainable way, one that succeeds by delivering long-term value for our stakeholders. As part of our vision to continually set the standard for maximizing stakeholder value, we have a long-standing commitment to sustainable practices in environmental, social and corporate governance initiatives. On December 17, 2019, we adopted a Sustainable Development Policy intended to increase the operational efficiency of our buildings and promote sustainable design principles. We are committed to integrating innovative, sustainable building design features in alignment with U.S. Green Building Council’s® Leadership in Energy and Environmental Design (or LEED®), including constructing to LEED® criteria and achieving certification in all new developments where feasible. While we do not control most of the utility usage at our properties, we have been partnering with a third party data management provider since 2018 in order to help monitor and manage the utility usage that we do control. In 2018, we also became a member of GRESB, a leading provider of real estate ESG benchmarking and performance assessments. In 2019, as evidence of our commitment and continued progress, we increased our GRESB score significantly, and we expect to continue participating in the GRESB benchmarking assessments.

In October 2018, the Sustainability Accounting Standards Board issued the Real Estate Sustainability Accounting Standard. The standards are intended to provide a minimum set of sustainability metrics for disclosure in SEC filings, such as this Form 10-K. We understand the importance of reporting comparable, consistent and financially material sustainability metrics. Below is a chart showing our information for the applicable metrics.

Topic	Accounting Metric	Code	Our Information
Energy Management	Description of how building energy management considerations are integrated into property investment analysis and operational strategy	IF-RE-130a.5
We integrate energy usage reduction measures on all new developments, incorporating LEED certification requirements and applicable aspects of our own sustainability policies/programs. These measures include energy modeling, high efficiency equipment (HVAC and lighting), and climate zone appropriate design factors. We have an ongoing lighting retrofit program, replacing outdated light fixtures with LED high efficiency fixtures.

Water Management	Description of water management risks and discussion of strategies and practices to mitigate those risks	IF-RE-140a.4
We integrate water reduction measures on all new developments and renovation, incorporating LEED certification or applicable aspects of our own sustainability policies/programs. These measures include the use of WaterSense® fixtures for all domestic usage, xeriscaping to minimize or eliminate the need for irrigation, and water usage monitoring, where available and appropriate.

Climate Change Adaptation	Area of properties located in 100-year flood zones, by property subsector	IF-RE-450a.1	7.0 million square feet.

In November 2019, we issued $400.0 million of senior unsecured notes with a stated interest rate of 2.88%, which mature in November 2029. These notes represent the first green bond issuance in the United States by an industrial REIT. The net proceeds will be used to finance future or refinance recently completed “Eligible Green Projects”. These projects may include green buildings, energy efficiency projects, sustainable water and wastewater management systems, renewable energy projects, clean transportation solutions and pollution prevention and control.

In addition to our environmental initiatives, we are committed to fair compensation, fostering a dynamic and balanced work environment and providing employees with developmental opportunities to perform well and derive satisfaction from their work. Among other community service opportunities, we hold an annual day of service during which all employees are encouraged to volunteer in their local communities. We also have charitable contribution programs, such as our dollars for doers program (matching dollars for volunteer hours spent) and our matching gifts program (matching dollars for employee donations to charities). We maintain a formal and structured diversity and inclusion program and have increased diversity within our board of directors, which is now 31% female. Through all of these initiatives and others, we endeavor to make a positive impact on the communities in which we conduct business.

We strive to maintain an effective corporate governance structure and comply with applicable laws, rules, regulations and policies. Further, we have a public Corporate Responsibility Policy that formally communicates our commitments and leadership around ESG issues. Please see “Item 1-Corporate Governance” for more information regarding our governance initiatives.

Through all of our environmental, social and governance efforts, we demonstrate that operating and developing commercial real estate can be conducted with a conscious regard for the environment and community, while also benefiting our investors, employees, tenants and the communities in which we operate.

Results of Operations
A summary of our operating results and property statistics for each of the years in the three-year period ended December 31, 2019, is as follows (in thousands, except number of properties and per share or per Common Unit data):

	2019	2018	2017
Rental and related revenue from continuing operations	$855,833	$785,319	$686,514
General contractor and service fee revenue	117,926	162,551	94,420
Operating income	524,761	460,356	388,621
General Partner
Net income attributable to common shareholders	$428,972	$383,729	$1,634,431
Weighted average common shares outstanding	362,234	357,569	355,762
Weighted average common shares and potential dilutive securities	367,339	363,297	362,011
Partnership
Net income attributable to common unitholders	$432,650	$387,257	$1,649,607
Weighted average Common Units outstanding	365,352	360,859	359,065
Weighted average Common Units and potential dilutive securities	367,339	363,297	362,011
General Partner and Partnership
Basic income per common share or Common Unit:
Continuing operations	$1.18	$1.06	$0.80
Discontinued operations	$—	$0.01	$3.78
Diluted income per common share or Common Unit:
Continuing operations	$1.18	$1.06	$0.80
Discontinued operations	$—	$0.01	$3.76
Number of in-service consolidated properties at end of year	459	462	451
In-service consolidated square footage at end of year	135,451	133,047	128,396
Number of in-service unconsolidated joint venture properties at end of year	38	39	42
In-service unconsolidated joint venture square footage at end of year	10,976	11,101	11,183

Year in Review
Overall, the economy performed well, with estimated growth in the United States gross domestic product of 2.3% for 2019. There continued to be positive momentum in some key areas, such as labor and consumer spending, but the overall economic environment was also negatively impacted by trade war concerns, gulf tensions and geopolitical matters. Short term and long term interest rates trended down for most of 2019 with the 10 year Treasury rate fluctuating from 1.5% to 2.8% and ending the year at 1.9%, down from 2.7% at the end of 2018. The continued growth of e-commerce and supply chain modernization has continued to be a significant positive factor for the industrial real estate sector, especially in high demand and land-constrained markets, while the issues facing some traditional retail operators have not significantly impacted our business. Under these conditions we were able to execute our asset and capital strategies for the year and had a successful 2019.
Net income attributable to the common shareholders of the General Partner for the year ended December 31, 2019, was $429.0 million, compared to net income of $383.7 million for the year ended December 31, 2018. Net income attributable to the common unitholders of the Partnership for the year ended December 31, 2019, was $432.7 million, compared to net income of $387.3 million for the year ended December 31, 2018. The increase in net income in 2019 for the General Partner and the Partnership, when compared to 2018, was primarily the result of new industrial properties being placed in service, improved operational performance in our existing industrial portfolio and gains on property sales, which were partially offset by the impact of the accounting requirement in 2019 to immediately expense certain internal direct lease costs that were previously capitalizable.
NAREIT FFO attributable to common shareholders of the General Partner totaled $510.5 million for the year ended December 31, 2019, compared to $484.0 million for 2018. NAREIT FFO attributable to common unitholders of the Partnership totaled $514.9 million for the year ended December 31, 2019, compared to $488.5 million for 2018. The increase to NAREIT FFO from 2018 for the General Partner and the Partnership was driven by the same factors that led to the increased net income attributable to common shareholders in 2019 with the exception of gains on property sales.
The following table shows a reconciliation of net income attributable to common shareholders or common unitholders to the calculation of NAREIT FFO attributable to common shareholders or common unitholders for the years ended December 31, 2019, 2018 and 2017, respectively (in thousands):

	2019	2018	2017
Net income attributable to common shareholders of the General Partner	$428,972	$383,729	$1,634,431
Add back: Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	3,678	3,528	15,176
Net income attributable to common unitholders of the Partnership	432,650	387,257	1,649,607
Adjustments:
Depreciation and amortization	327,223	312,217	299,472
Company share of unconsolidated joint venture depreciation and amortization	10,083	9,146	9,674
Partnership share of gains on property sales	(235,098)	(208,780)	(1,466,599)
Gains on land sales	(7,445)	(10,334)	(9,244)
Income tax expense triggered by sales of real estate assets	8,686	8,828	17,660
Impairment charges	—	—	4,481
Gains on sales of real estate assets—share of unconsolidated joint ventures	(21,239)	(12,094)	(53,897)
Impairment charges - unconsolidated joint venture	—	2,214	—
NAREIT FFO attributable to common unitholders of the Partnership	$514,860	$488,454	$451,154
Additional General Partner Adjustments:
Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	(3,678)	(3,528)	(15,176)
Noncontrolling interest share of adjustments	(702)	(923)	11,023
NAREIT FFO attributable to common shareholders of the General Partner	$510,480	$484,003	$447,001
See Item 6. "Selected Financial Data" for additional information regarding the NAREIT FFO definition.

In accordance with our strategic plan, we continue to increase our investment in high-quality industrial properties, with build-to-suit developments across all of our markets and most of our speculative development focused in the markets we believe have the best long-term growth potential. Additionally, we continued to maintain high occupancy levels through 2019 and quickly lease a significant portion of our speculative development projects. Highlights of our 2019 strategic and operational activities are as follows:

•	We generated $432.7 million of total net cash proceeds from the disposition of 28 consolidated buildings and 110 acres of wholly owned undeveloped land.

•	We acquired six industrial properties during the year ended December 31, 2019 totaling $217.1 million.

•
We started new development projects with expected total costs of $1.09 billion, which included $8.2 million of expected total costs for a development project started within one unconsolidated joint venture. The development projects started in 2019 were, in aggregate, 54.6% leased at December 31, 2019.

•
We placed 19 newly completed wholly owned development projects in service, which totaled 7.3 million square feet with total costs of $578.4 million. These properties were 79.3% leased at December 31, 2019.

•
The total estimated cost of our properties under construction at December 31, 2019, with costs for unconsolidated properties shown at 100%, totaled $1.06 billion, with $541.1 million of such costs already incurred. The total estimated cost for one unconsolidated joint venture property under construction at December 31, 2019 was $8.2 million, with $5.2 million of such costs already incurred. The consolidated properties under construction were 55.1% pre-leased, while the unconsolidated joint venture property under construction was 100% pre-leased.

•	Income from continuing operations before income taxes was $440.9 million and $392.2 million for the twelve months ended December 31, 2019 and 2018, respectively.

•
Same-property net operating income, on a cash basis, as defined hereafter under "Supplemental Performance Measures", increased by 4.7% for the twelve months ended December 31, 2019, as compared to the same period in 2018.

•
As the result of leasing up space in speculative developments throughout 2019, the percentage of total square feet leased for our in-service portfolio of consolidated properties increased from 96.4% at December 31, 2018 to 96.6% at December 31, 2019.

•
Total leasing activity for our consolidated properties totaled 24.3 million square feet in 2019 compared to 24.1 million square feet in 2018. The mix in leasing activity between renewals and the leasing of new developments was generally consistent with 2018.

•
Total leasing activity for our consolidated properties in 2019 included 10.9 million square feet of lease renewals, which represented a 79.1% retention rate on a square foot basis. New second generation and renewal leases, on a combined basis, executed for consolidated properties during the year resulted in a 27.3% increase to net effective rents ("net effective rents" is defined hereafter in the "Key Performance Indicators" section) when compared to the previous leases of the same space.

We utilized the capital generated from dispositions during the year to reduce debt and to fund our development activities. Highlights of our key financing activities are as follows:

•
During 2019, the General Partner issued 8.0 million common shares pursuant to its at the market ("ATM") equity programs, generating gross proceeds of $266.3 million and, after deducting commissions and other costs, net proceeds of $263.3 million.

•
In November 2019, we issued $400.0 million of senior unsecured notes, which bear interest at a stated interest rate of 2.88% and mature on November 15, 2029. In connection with this offering, we settled the outstanding forward starting interest rate swaps, which were designated hedges for this offering, for a cash payment of $35.6 million. When including the impact of interest rate swap amortization from accumulated other comprehensive loss ("AOCL"), the effective interest rate on these notes was 3.96%.

•
In October 2019, we redeemed $250.0 million of senior unsecured notes, which had a scheduled maturity date of February 2021 and bore a stated interest rate of 3.88% and an effective rate of 3.91%. We recognized a loss on debt extinguishment of $6.3 million, which included a prepayment premium and the write-off of unamortized deferred financing costs.

•	In August 2019, we issued $175.0 million of senior unsecured notes that bear interest at a stated interest rate of 3.38%, have an effective interest rate of 2.80%, and mature on December 15, 2027.

•	During 2019, we repaid three fixed rate secured loans, totaling $41.7 million, which had a weighted average stated interest rate of 7.76%.
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
Note 9 to the consolidated financial statements included in Part IV, Item 15 of this Report shows a calculation of our PNOI for the years ended December 31, 2019, 2018 and 2017 and provides a reconciliation of PNOI for our Rental Operations segments to income from continuing operations before income taxes.
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
Effective January 1, 2018, we define our "same-property" population once a year at the beginning of the current calendar year and include buildings that were stabilized (the term "stabilized" means properties that have reached 90% leased or that have been in-service for at least one year since development completion or acquisition) as of January 1 of the prior calendar year. The "same-property" pool is also adjusted to remove properties that were sold subsequent to the beginning of the current calendar year. As such, the "same-property" population for the period ended December 31, 2019 includes all properties that we owned or jointly controlled at January 1, 2019, which had both been owned or jointly controlled and had reached stabilization by January 1, 2018, and have not been sold.

A reconciliation of income from continuing operations before income taxes to SPNOI is presented as follows (in thousands, except percentage data):

	Three Months Ended December 31,		Percent	Twelve Months Ended December 31,		Percent
	2019	2018	Change	2019	2018	Change
Income from continuing operations before income taxes	$89,664	$63,124		$440,885	$392,196
Share of SPNOI from unconsolidated joint ventures	4,368	4,171		17,066	16,186
PNOI excluded from the "same-property" population	(29,160)	(15,812)		(98,562)	(49,543)
Earnings from Service Operations	(937)	(3,482)		(6,360)	(8,642)
Rental Operations revenues and expenses excluded from PNOI	(9,111)	(14,538)		(46,516)	(60,683)
Non-Segment Items	77,337	94,011		215,218	209,032
SPNOI	$132,161	$127,474	3.7%	$521,731	$498,546	4.7%
The composition of the line items titled "Rental Operations revenues and expenses excluded from PNOI" and "Non-Segment Items" from the table above are shown in greater detail in Note 9 to the consolidated financial statements included in Part IV, Item 15 of this Report.

We believe that the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average commencement occupancy and average cash rental rate for the properties included in SPNOI for the respective periods:

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2019	2018	2019	2018
Number of properties	422	422	422	422
Square feet (in thousands) (1)	114,640	114,640	114,640	114,640
Average commencement occupancy percentage (2)	98.2%	98.6%	98.5%	98.3%
Average rental rate - cash basis (3)	$4.62	$4.49	$4.57	$4.43
(1) Includes the total square feet of the consolidated properties that are in the "same-property" population as well as 4.5 million square feet of space for unconsolidated joint ventures, which represents our ratable share of the 9.1 million total square feet of space for buildings owned by unconsolidated joint ventures that are in the "same-property" population.

(2) Commencement occupancy represents the percentage of total square feet where the leases have commenced.
(3) Represents the average annualized contractual rent per square foot for the three and twelve months ended December 31, 2019 and 2018 for tenants in occupancy in properties in the "same-property" population. Cash rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period, its rent would equal zero for purposes of this metric.

Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the areas of Rental Operations that we consider to be critical drivers of future revenues.
Occupancy Analysis
Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of rental properties at December 31, 2019 and 2018, respectively:

	Total Square Feet (in thousands)		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2019	2018	2019	2018	2019	2018	2019	2018
Industrial	135,240	132,836	99.8%	99.8%	96.7%	96.4%	$5.00	$4.72
Non-Reportable Rental Operations	211	211	0.2%	0.2%	80.5%	80.8%	$24.29	$24.20
Total Consolidated	135,451	133,047	100.0%	100.0%	96.6%	96.4%	$5.03	$4.74
Unconsolidated Joint Ventures	10,976	11,101			96.3%	94.7%	$4.21	$4.09
Total Including Unconsolidated Joint Ventures	146,427	144,148			96.6%	96.2%

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

The increase in occupancy at December 31, 2019 within our industrial portfolio, when compared to December 31, 2018, primarily resulted from leasing up recently delivered speculative developments while renewing or backfilling existing leases to maintain the occupancy level within our existing base of properties.
Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, from our in-service rental properties for the year ended December 31, 2019 (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2018	4,847	591	5,438
Acquisitions	162	—	162
Vacant space in completed developments	2,783	645	3,428
Dispositions	(573)	(249)	(822)
Expirations	4,969	419	5,388
Early lease terminations	835	24	859
Property structural changes/other	(220)	—	(220)
Leasing of previously vacant space	(8,263)	(1,024)	(9,287)
Vacant square feet at December 31, 2019	4,540	406	4,946

Total Leasing Activity

The initial leasing of development projects or vacant space in acquired properties is referred to as first generation lease activity. Our ability to maintain and improve occupancy rates and net effective rents primarily depends upon our continuing ability to re-lease expiring space. The leasing of such space that we have previously held under lease to a tenant is referred to as second generation lease activity. Second generation lease activity may be in the form of renewals of existing leases or new second generation leases of previously leased space. The total leasing activity for our consolidated and unconsolidated rental properties, expressed in square feet of leases signed, is as follows for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
New Leasing Activity - First Generation Industrial	9,779	7,902
New Leasing Activity - Second Generation Industrial	3,639	4,925
Renewal Leasing Activity - Industrial	10,916	11,267
Non-Reportable Rental Operations Leasing Activity	13	5
Total Consolidated Leasing Activity	24,347	24,099
Unconsolidated Joint Venture Leasing Activity	1,874	3,949
Total Including Unconsolidated Joint Venture Leasing Activity	26,221	28,048
Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the second generation industrial leases signed for our rental properties, during the years ended December 31, 2019 and 2018:

	Square Feet of Leases (in thousands)		Percent of Expiring Leases Renewed		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Costs per Square Foot
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Consolidated - New Second Generation	3,639	4,925			7.2	6.6	$3.45	$1.91	$3.76	$1.97
Unconsolidated Joint Ventures - New Second Generation	233	329			6.7	7.3	$1.28	$1.94	$2.44	$2.41
Total - New Second Generation	3,872	5,254			7.2	6.6	$3.36	$1.91	$3.69	$2.00
Consolidated - Renewal	10,916	11,267	79.1%	81.7%	5.1	5.4	$0.75	$0.62	$1.41	$1.27
Unconsolidated Joint Ventures - Renewal	828	660	66.4%	71.5%	5.2	5.2	$0.68	$0.39	$1.91	$1.57
Total - Renewal	11,744	11,927	78.1%	81.1%	5.1	5.3	$0.75	$0.61	$1.45	$1.29
Growth in average annual net effective rents for new second generation and renewal leases, on a combined basis, for our consolidated and unconsolidated rental properties, is as follows for the years ended December 31, 2019 and 2018:

	2019	2018
Ownership Type
Consolidated properties	27.3%	24.2%
Unconsolidated joint venture properties	37.9%	33.4%

Lease Expirations
The table below reflects our consolidated in-service portfolio lease expiration schedule, at December 31, 2019 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Non-Reportable
Year of Expiration	Square Feet	Annual Rental Revenue*	Number of Leases	Square Feet	Annual Rental Revenue*	Square Feet	Annual Rental Revenue*
2020	7,167	$34,374	107	7,165	$34,351	2	$23
2021	12,419	58,114	141	12,419	58,114	—	—
2022	19,046	81,178	150	19,029	80,986	17	192
2023	13,182	66,008	139	13,162	65,731	20	277
2024	15,065	76,264	139	15,060	76,202	5	62
2025	12,899	64,826	96	12,897	64,801	2	25
2026	9,608	44,608	48	9,608	44,608	—	—
2027	7,390	34,103	29	7,385	34,046	5	57
2028	7,951	52,354	29	7,832	48,867	119	3,487
2029	8,434	45,475	27	8,434	45,475	—	—
2030 and Thereafter	17,751	101,142	48	17,751	101,142	—	—
Total Leased	130,912	$658,446	953	130,742	$654,323	170	$4,123

Total Portfolio Square Feet	135,451			135,240		211
Percent Leased	96.6%			96.7%		80.5%
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
We acquired six buildings during the year ended December 31, 2019 and nine buildings during the year ended December 31, 2018. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields, by product type, for these acquisitions (in thousands, except percentage data):

	2019 Acquisitions			2018 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$217,106	4.1%	88.4%	$352,617	4.2%	100.0%

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

Building Dispositions

We regularly work to identify, consider and pursue opportunities to dispose of properties on an opportunistic basis and on a basis that is generally consistent with our strategic plans. We sold 28 consolidated buildings during the year ended December 31, 2019 and 15 consolidated buildings during the year ended December 31, 2018. The following table summarizes the sales prices, in-place yields and percent leased, by product type, of these buildings (in thousands, except percentage data):

	2019 Dispositions			2018 Dispositions
Type	Sales Price	In-Place Yield*	Percent Leased**	Sales Price	In-Place Yield*	Percent Leased**
Industrial	$425,767	5.6%	91.4%	$384,137	5.8%	97.3%
Non-Reportable Rental Operations	—	—%	—%	121,077	4.2%	80.1%
Total	$425,767	5.6%	91.4%	$505,214	5.4%	95.8%

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
We had 8.9 million square feet of property under development with total estimated costs upon completion of $1.06 billion at December 31, 2019 compared to 9.5 million square feet with total estimated costs upon completion of $814.1 million at December 31, 2018. The square footage and estimated costs include both consolidated properties and unconsolidated joint venture development activity at 100%. The following table summarizes our properties under development at December 31, 2019 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	8,724	55%	$1,046,935	$535,863	$511,072
Unconsolidated joint venture properties	133	100%	8,181	5,235	2,946
Total	8,857	56%	$1,055,116	$541,098	$514,018

Comparison of Year Ended December 31, 2019 to Year Ended December 31, 2018
Rental and Related Revenue

The following table sets forth rental and related revenue from continuing and discontinued operations (in thousands):

	2019	2018
Rental and related revenue:
Industrial	$848,806	$775,713
Non-Reportable Rental Operations and non-segment revenues	7,027	9,606
Total rental and related revenue from continuing operations	$855,833	$785,319
Rental and related revenue from discontinued operations	—	117
Total rental and related revenue from continuing and discontinued operations	$855,833	$785,436
The primary reasons for the increase in rental and related revenue from continuing operations were:

•
We acquired 15 properties and placed 37 developments in service from January 1, 2018 to December 31, 2019, which provided incremental revenues from continuing operations of $65.8 million in the year ended December 31, 2019 when compared to 2018.

•
Increased rental rates and, to a lesser extent, occupancy within our "same-property" portfolio, as well as the lease up of properties that were placed in service prior to January 1, 2018 but were not in the "same-property" portfolio, also contributed to the increase to rental and related revenue from continuing operations. Average rental rates and commencement occupancy in our "same-property" portfolio both increased from the year ended December 31, 2018.

•
The sale of 43 in-service properties since January 1, 2018, which did not meet the criteria to be classified within discontinued operations, resulted in a decrease of $21.3 million to rental and related revenue from continuing operations in the year ended December 31, 2019, as compared to 2018, which partially offset the aforementioned increases to rental and related revenue from continuing operations.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing and discontinued operations (in thousands):

	2019	2018
Rental expenses:
Industrial	$74,083	$67,259
Non-Reportable Rental Operations and non-segment expenses	1,501	4,177
Total rental expenses from continuing operations	$75,584	$71,436
Rental expenses from discontinued operations	—	(8)
Total rental expenses from continuing and discontinued operations	$75,584	$71,428
Real estate taxes:
Industrial	$128,887	$122,788
Non-Reportable Rental Operations and non-segment expenses	633	2,481
Total real estate tax expense from continuing operations	$129,520	$125,269
Real estate tax expense from discontinued operations	—	17
Total real estate tax expense from continuing and discontinued operations	$129,520	$125,286

Overall, rental expenses from continuing operations increased by $4.1 million in 2019 compared to 2018. The increase to rental expenses was primarily the result of acquisitions and developments placed in service from January 1, 2018 to December 31, 2019, partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.

Overall, real estate tax expense from continuing operations increased by $4.3 million in 2019 compared to 2018. The increase to real estate taxes was mainly the result of acquisitions and developments placed in service from January 1, 2018 to December 31, 2019 and increased real estate taxes levied by the related taxing authority. The increases were partially offset by the impact of an accounting requirement that became effective in 2019, which no longer allows reporting revenues and expenses for real estate taxes paid by tenants directly to taxing authorities, as well as the impact of property sales that did not meet the criteria to be classified within discontinued operations.
Service Operations
The following table sets forth the components of net earnings from the Service Operations reportable segment for the years ended December 31, 2019 and 2018, respectively (in thousands):

	2019	2018
Service Operations:
General contractor and service fee revenue	$117,926	$162,551
General contractor and other services expenses	(111,566)	(153,909)
Net earnings from Service Operations	$6,360	$8,642

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

Net earnings from service operations decreased as the result of lower third party general contractor construction volume during 2019.
Depreciation and Amortization
Depreciation and amortization expense from continuing operations was $327.2 million and $312.2 million for the years ended December 31, 2019 and 2018, respectively. The increase in depreciation and amortization expense for the year ended December 31, 2019 was primarily the result of continued growth in our portfolio through development and acquisition.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures represents our ownership share of net income from investments in unconsolidated joint ventures that generally own and operate rental properties. Equity in earnings of unconsolidated joint ventures was $31.4 million and $21.4 million for the years ended December 31, 2019 and 2018, respectively.
In 2019, we recorded equity in earnings of $19.4 million related to our share of the gain on sale of five unconsolidated joint venture buildings and equity in earnings of $1.3 million representing our share of gains on involuntary conversion from insurance recoveries related to storm damage in one unconsolidated joint venture.
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

Gain on Sale of Properties - Continuing Operations
We sold 28 properties during 2019 that were classified in continuing operations, recognizing total gains on sale of $234.7 million. These properties did not meet the criteria to be classified within discontinued operations.
We sold 15 properties during 2018 that were classified in continuing operations, recognizing total gains on sale of $205.0 million. These properties did not meet the criteria to be classified within discontinued operations.
Gain on Sale of Land
Gain on sale of land was $7.4 million and $10.3 million for the years ended December 31, 2019 and 2018, respectively. We sold 110 acres of undeveloped land in 2019 compared to 187 acres of undeveloped land in 2018.
Non-Incremental Costs Related to Successful Leases
As the result of adoption of the new lease standard on January 1, 2019 (see Note 2 to the consolidated financial statements included in Part IV, Item 15 of this Report), $12.4 million of non-incremental costs related to successful leases were expensed during 2019. As we have adopted the standard on a prospective basis, there was no adjustment to non-incremental costs previously capitalized for 2018.
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
General and administrative expenses were $60.9 million and $56.2 million for the years ended December 31, 2019 and 2018, respectively. The following table sets forth the factors that led to the increase in general and administrative expenses from 2018 to 2019 (in millions):

General and administrative expenses - 2018	$56.2
Decrease to overall pool of overhead costs	(3.3)
Decreased absorption of costs by consolidated leasing and development activities (1)	5.4
Decreased allocation of costs to Rental Operations and Service Operations	2.6
General and administrative expenses - 2019	$60.9
(1) We capitalized $6.8 million and $24.2 million of our total overhead costs to leasing and development, respectively, for consolidated properties during 2019, compared to capitalizing $19.0 million and $29.8 million of such costs, respectively, for 2018. Combined overhead costs capitalized to leasing and development totaled 22.8% and 35.1% of our overall pool of overhead costs for 2019 and 2018, respectively. The decrease in overhead costs capitalized to leasing was primarily due to $12.4 million of previously capitalizable internal costs that were immediately expensed due to the adoption of a new lease accounting requirement in 2019 (see Note 2 to the consolidated financial statements included in Part IV, Item 15 of this Report) and presented separately in the line item "Non-incremental costs related to successful leases" on the Consolidated Statements of Operations.

Interest Expense
Interest expense allocable to continuing operations was $89.8 million and $85.0 million for the years ended December 31, 2019 and 2018, respectively. The increase in interest expense from continuing operations for the year ended December 31, 2019 was largely the result of increased overall borrowings, partially offset by lower average interest rates.
We capitalized $26.5 million and $27.2 million of interest costs during 2019 and 2018, respectively.
Debt Extinguishment
During 2019, we redeemed $250.0 million of unsecured notes, which had a stated interest rate of 3.88%. We recognized a loss on debt extinguishment of $6.3 million, which included a prepayment premium and the write-off of unamortized deferred financing costs.
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

•
Increased occupancy and rental rates within our "same-property" portfolio also contributed to the increase to rental and related revenue from continuing operations. Average commencement occupancy and rental rates in our "same-property" portfolio both increased, as compared to 2017.

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

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing and discontinued operations (in thousands):

	2018	2017
Rental expenses:
Industrial	$67,259	$58,186
Non-Reportable Rental Operations and non-segment expenses	4,177	4,738
Total rental expenses from continuing operations	$71,436	$62,924
Rental expenses from discontinued operations	(8)	18,233
Total rental expenses from continuing and discontinued operations	$71,428	$81,157
Real estate taxes:
Industrial	$122,788	$105,068
Non-Reportable Rental Operations and non-segment expenses	2,481	3,896
Total real estate tax expense from continuing operations	$125,269	$108,964
Real estate tax expense from discontinued operations	17	9,869
Total real estate tax expense from continuing and discontinued operations	$125,286	$118,833

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

Depreciation and Amortization

Depreciation and amortization expense from continuing operations was $312.2 million and $273.6 million for the years ended December 31, 2018 and 2017, respectively. The increase in depreciation and amortization was primarily the result of properties acquired and the developments placed in service from January 1, 2017 to December 31, 2018. The impact of acquired properties and developments placed in service was partially offset by property dispositions that did not meet the criteria to be classified within discontinued operations.

Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures was $21.4 million and $63.3 million for the years ended December 31, 2018 and 2017, respectively.
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
In 2017, we recorded $53.9 million to equity in earnings of unconsolidated joint ventures as the result of the gains on sale of our ownership interests in four unconsolidated joint ventures, as well as our share of the gain on the sale of one property from an unconsolidated joint venture. These transactions included $47.5 million in gains from the sale of our ownership interests in two joint ventures in connection with the sale of our medical office portfolio (the "Medical Office Portfolio Disposition").
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

Gain on Sale of Land
Gain on sale of land was $10.3 million and $9.2 million for the years ended December 31, 2018 and 2017, respectively. We sold 187 acres of undeveloped land in 2018 compared to 166 acres of undeveloped land in 2017.

General and Administrative Expenses
General and administrative expenses were $56.2 million and $54.9 million for the years ended December 31, 2018 and 2017, respectively. The following table sets forth the factors that led to the increase in general and administrative expenses from 2017 to 2018 (in millions):

General and administrative expenses - 2017	$54.9
Decrease to overall pool of overhead costs	(0.8)
Decreased absorption of costs by wholly owned development and leasing activities (1)	1.8
Decreased allocation of costs to Service Operations and Rental Operations	0.3
General and administrative expenses - 2018	$56.2

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
Interest Expense
Interest expense allocable to continuing operations was $85.0 million and $87.0 million for the years ended December 31, 2018 and 2017, respectively. The decrease in interest expense from continuing operations was largely the result of higher capitalization of interest due to an overall increase in development activities. We capitalized $27.2 million of interest costs during 2018 compared to $18.9 million during 2017. No interest expense was classified within discontinued operations in 2018.
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
The Medical Office Portfolio Disposition in 2017 was comprised of 81 medical office properties which were classified as discontinued operations for the year ended December 31, 2017. As a result, we classified operating income before gain on sales and income taxes of $18.4 million and gain on sales of properties of $1.36 billion in discontinued operations for the year ended December 31, 2017. The related income tax impact, totaling $12.5 million for the year ended December 31, 2017, was also reported in discontinued operations. There were no properties classified as held-for-sale and included in discontinued operations at December 31, 2018.
Discontinued operations is further discussed in Note 7 to the consolidated financial statements included in Part IV, Item 15 of this Report.

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
Cost Capitalization: Direct and certain indirect costs, including interest, clearly associated with the development, construction or expansion of real estate investments are capitalized as a cost of the property.
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
Effective on January 1, 2019, with the adoption of Accounting Standards Codification ("ASC") Topic 842, Leases ("ASC 842"), only costs that are directly incremental to executing a lease are capitalized.
In assessing the amount of indirect costs to be capitalized, we first allocate payroll costs, on a department-by-department basis, among activities for which capitalization is warranted (i.e., construction and development and leasing) and those for which capitalization is not warranted (i.e., property management, maintenance, acquisitions, dispositions, non-incremental leasing costs and general corporate functions). To the extent the employees of a department split their time between capitalizable and non-capitalizable activities, the allocations are made based on estimates of the actual amount of time spent in each activity. Once the payroll costs are allocated, the non-payroll costs of each department are allocated among the capitalizable and non-capitalizable activities in the same proportion as payroll costs.
To ensure that an appropriate amount of costs are capitalized, the amount of capitalized construction and development costs that are allocated to a specific project are limited to amounts using standards we developed. These standards are based on a percentage of the total development costs of a project. These standards are derived after considering the amounts that would be allocated if the personnel in the departments were working at full capacity. The use of these standards ensures that overhead costs attributable to downtime or to unsuccessful projects are not capitalized.
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
Liquidity and Capital Resources
Sources of Liquidity
We expect to meet our short-term liquidity requirements over the next 12 months, including payments of dividends and distributions and the capital expenditures needed to maintain our current real estate assets, primarily through working capital and net cash provided by operating activities. We had no outstanding borrowings on the Partnership's $1.20 billion unsecured line of credit, had $110.9 million of cash on hand and held $1.7 million of restricted cash for future like kind exchange transactions at December 31, 2019. At December 31, 2019, we also held $110.0 million of notes receivable from the 2017 Medical Office Portfolio Disposition, which matured and was paid in full in January 2020.
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
Unsecured Debt and Equity Securities
Our unsecured line of credit at December 31, 2019 is described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at December 31, 2019
Unsecured Line of Credit – Partnership	$1,200,000	January 2022	$—
The Partnership's unsecured line of credit has a borrowing capacity of $1.20 billion, with an interest rate on borrowings of LIBOR plus 0.875% and a maturity date of January 2022, with options to extend until January 30, 2023. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $800.0 million, for a total of up to $2.00 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At December 31, 2019, we were in compliance with all covenants under this line of credit.

In 2017, the Alternative Reference Rates Committee ("ARRC") proposed that the Secured Overnight Funding Rate ("SOFR") replace LIBOR. ARRC also proposed that the transition to SOFR from LIBOR take place by the end of 2021. As the Partnership's unsecured line of credit agreement has provisions that allow for automatic transition to a new rate, the Partnership has no other material debt arrangements that are indexed to LIBOR, and has settled all outstanding interest rate swaps in November 2019, we believe that the transition will not have a material impact on our consolidated financial statements.
At December 31, 2019, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities (including guarantees of the Partnership's debt securities by the General Partner). Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.
On August 1, 2019, the General Partner and the Partnership terminated the equity distribution agreement for the ATM equity program with an aggregate offering price of up to $200.0 million. Prior to the termination, the General Partner issued 1.8 million common shares in 2019 pursuant to its previous ATM equity program, resulting in net proceeds of $56.3 million after paying total compensation of $568,000 to the applicable sales agents. On August 2, 2019, the General Partner and the Partnership entered into a new equity distribution agreement to sell shares of the General Partner’s common stock, $0.01 par value per share, from time to time, up to an aggregate offering price of $400.0 million. Pursuant to the new ATM equity program, the General Partner issued a total of 6.2 million common shares during 2019, resulting in net proceeds of $207.3 million after paying total compensation of $2.1 million to the applicable sales agents. Of the total activity in 2019 under the new ATM program, 1.4 million common shares were issued during the three months ended December 31, 2019, resulting in net proceeds of $47.7 million after paying total compensation of $482,000 to the applicable sales agents. Other fees related to all 2019 issuances, totaling $325,000, were also paid during 2019. The issuances resulted in net proceeds of $263.3 million under both ATM programs during 2019.

In November 2019, we issued $400.0 million of senior unsecured notes that bear interest at a stated interest rate of 2.88%, have an effective interest rate of 3.96% when including the impact of interest rate swap amortization from AOCL, and mature on November 15, 2029, for gross proceeds of $399.9 million.

In August 2019, we issued $175.0 million of senior unsecured notes that bear interest at a stated interest rate of 3.38%, have an effective interest of 2.80%, and mature on December 15, 2027, for gross proceeds of $182.3 million.
The Partnership has issued debt securities pursuant to certain indentures and related supplemental indentures, which also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, at December 31, 2019.
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
Sales of land and depreciable properties provided $432.7 million in net proceeds in 2019, compared to $511.4 million in 2018 and $2.52 billion in 2017. We also held $110.0 million of notes receivable related to the Medical Office Portfolio Disposition at December 31, 2019, which matured and was paid in full in January 2020.

Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated joint ventures, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions. During 2019, our share of sale and capital distributions from unconsolidated joint ventures totaled $26.3 million.
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
Tenant improvements and leasing costs to renew or re-let rental space that we previously leased to tenants for second generation leases are referred to as second generation expenditures. Building improvements that are not specific to any tenant, but serve to improve integral components of our real estate properties, are also second generation expenditures. One of the principal uses of our liquidity is to fund the second generation leasing/capital expenditures of our real estate investments.

The following table summarizes our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	2019	2018	2017
Second generation tenant improvements	$12,165	$18,797	$15,239
Second generation leasing costs	22,879	24,899	22,712
Building improvements	12,505	9,778	14,603
Total second generation capital expenditures	$47,549	$53,474	$52,554
Development of real estate investments	$446,801	$577,383	$549,563
Other deferred leasing costs	$38,509	$39,380	$30,208

We had consolidated properties under development with an expected total cost of $1.05 billion at December 31, 2019, compared to projects with an expected cost of $709.7 million and $642.1 million at December 31, 2018 and 2017, respectively.

The capital expenditures in the table above include the capitalization of internal overhead costs. We capitalized $6.8 million, $19.0 million and $19.1 million of overhead costs related to leasing activities, including both first and second generation leases, during the years ended December 31, 2019, 2018 and 2017, respectively. We capitalized $24.2 million, $29.8 million and $31.5 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the years ended December 31, 2019, 2018 and 2017, respectively. Combined overhead costs capitalized to leasing and development totaled 22.8%, 35.1% and 36.2% of our overall pool of overhead costs at December 31, 2019, 2018 and 2017, respectively. The decrease in the overhead costs capitalized to leasing for 2019 was primarily due to the expense impact of internal costs related to successful leasing which were not capitalizable as a result of the adoption of the new lease standard on January 1, 2019 (see Note 2 to the consolidated financial statements included in Part IV, Item 15 of this Report) and was included in the line item "Non-incremental costs related to successful leases" on the Consolidated Statement of Operations and Comprehensive Income for 2019.

Further discussion of the capitalization of overhead costs can be found in the year-to-year comparisons of general and administrative expenses and Critical Accounting Policies sections of this Item 7.

In addition to the capitalization of overhead costs, the totals for development of real estate assets in the table above include the capitalization of $26.5 million, $27.2 million and $18.9 million of interest costs in the years ended December 31, 2019, 2018 and 2017, respectively.
Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.
Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Code in order to maintain its REIT status. We paid regular dividends or distributions of $0.88, $0.815 and $0.77 per common share or Common Unit for the years ended December 31, 2019, 2018 and 2017, respectively. We also paid a special dividend of $0.85 per common share or Common Unit during the fourth quarter of 2017 as a result of the significant taxable gains on asset sales completed in that year.
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

Debt Maturities
Debt outstanding at December 31, 2019 had a face value totaling $2.93 billion with a weighted average interest rate of 3.73% and maturities at various dates through 2029. Of this total amount, we had $2.90 billion of unsecured debt, $34.1 million of secured debt and no outstanding borrowings on our unsecured line of credit at December 31, 2019. Scheduled principal amortization, maturities and early repayments of such debt totaled $325.5 million for the year ended December 31, 2019.
The following table is a summary of the scheduled future amortization and maturities of our indebtedness at December 31, 2019 (in thousands, except percentage data):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
2020	$3,883	$—	$3,883	5.62%
2021	3,416	9,047	12,463	5.62%
2022	3,611	600,000	603,611	4.20%
2023	3,817	250,000	253,817	3.75%
2024	4,036	300,000	304,036	3.92%
2025	3,938	—	3,938	5.57%
2026	2,029	375,000	377,029	3.37%
2027	358	475,000	475,358	3.18%
2028	—	500,000	500,000	4.45%
2029	—	400,000	400,000	2.88%
Thereafter	—	—	—	N/A
	$25,088	$2,909,047	$2,934,135	3.73%

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
During 2019, we repaid three fixed rate secured loans, totaling $41.7 million, which had a weighted average stated interest rate of 7.76%.
In October 2019, we redeemed $250.0 million of unsecured notes that were scheduled to mature in February 2021.
Guarantee Obligations
We are subject to various guarantee obligations in the normal course of business and, in most cases, do not anticipate these obligations to result in significant cash payments.

Historical Cash Flows
Cash, cash equivalents and restricted cash were $121.4 million, $25.5 million and $193.6 million at December 31, 2019, 2018, and 2017, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in thousands):

	Years Ended December 31,
	2019	2018	2017
General Partner
Net cash provided by operating activities	$505,898	$484,407	$450,204
Net cash (used for) provided by investing activities	(555,074)	(594,430)	775,912
Net cash provided by (used for) financing activities	145,090	(58,087)	(1,089,526)

Partnership
Net cash provided by operating activities	$505,898	$484,407	$450,204
Net cash (used for) provided by investing activities	(555,074)	(594,430)	775,912
Net cash provided by (used for) financing activities	145,090	(58,087)	(1,089,526)

Operating Activities
Cash flows from operating activities provide the cash necessary to meet our operational requirements and the receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. The increase to net cash provided by operating activities, compared to 2018, was due to the timing of cash receipts and cash payments on third party construction projects as well as increased cash flows from our Rental Operations. These increases in operating cash flows were partially offset by increased cash paid for interest and income taxes as well as the timing of working capital.
The increase to cash flow provided by operating activities between 2017 and 2018 was the result of higher cash flows from rental operations and lower cash paid for interest, partially offset by a $20.0 million promote payment received in connection with the Medical Office Portfolio Disposition during 2017.
Investing Activities
Highlights of significant cash sources and uses are as follows:

•	Real estate development costs were $446.8 million, $577.4 million, and $549.6 million during 2019, 2018, and 2017, respectively.

•	We paid cash of $598.4 million, $592.4 million and $1.23 billion, for real estate and undeveloped land acquisitions during 2019, 2018 and 2017, respectively.

•	Sales of land and property generated net proceeds of $432.7 million, $511.4 million and $2.52 billion during 2019, 2018 and 2017, respectively.

•	During 2019, we received repayments of $162.6 million on notes receivable from property sales, compared to $154.1 million and $3.7 million in 2018 and 2017, respectively.

•	Second generation tenant improvements, leasing costs and building improvements totaled $47.5 million, $53.5 million and $52.6 million during 2019, 2018 and 2017, respectively.

•
We receive capital distributions from unconsolidated joint ventures, either as the result of selling our ownership interests in certain unconsolidated joint ventures or from our share of the proceeds from property sales from unconsolidated joint ventures. In 2019, we received $26.3 million in capital distributions from unconsolidated joint ventures, primarily related to the sale of three properties within three of our unconsolidated joint ventures. We received $23.1 million in capital distributions from unconsolidated joint ventures during 2018, primarily related to the sale of six properties within three of our unconsolidated joint ventures. We received $125.0 million in capital distributions from unconsolidated joint ventures during 2017, primarily related to selling our interests in two unconsolidated joint ventures in connection with the Medical Office Portfolio Disposition.

•	We made capital contributions and advances to unconsolidated joint ventures in the amounts of $34.5 million, $5.9 million and $10.3 million during 2019, 2018 and 2017, respectively.

Financing Activities
The following items highlight significant capital transactions:

•
During 2019, the General Partner issued 8.0 million common shares pursuant to its ATM equity programs for net proceeds of $263.3 million, compared to 990,400 shares of common stock for net proceeds of $28.4 million in 2018. The General Partner did not issue any shares of common stock pursuant to its ATM equity programs during 2017.

•
We issued $575.0 million, $450.0 million and $300.0 million of senior unsecured notes during 2019, 2018 and 2017, respectively. The 2019 unsecured debt issuances consist of $175.0 million of senior unsecured notes issued in August 2019 for gross proceeds of $182.3 million and $400.0 million of senior unsecured notes issued in November 2019 with a corresponding cash payment of $35.6 million for termination of the five forward starting interest rate swaps entered in 2018 and 2019.

•
During 2019, the Partnership paid cash of $255.8 million for the early redemption of $250.0 million of senior unsecured notes that were scheduled to mature in February 2021. During 2018, the Partnership repaid $7.0 million of unsecured debt. In 2017, the Partnership paid cash of $689.6 million to execute the repayment of a $250.0 million variable rate term loan, which was prepayable without penalty, and the early redemption of $414.3 million of senior unsecured notes.

•	During 2019, the Partnership repaid three secured loans for $41.7 million compared to repayments of three secured loans for $227.1 million in 2018 and eight secured loans for $66.5 million in 2017.

•
We decreased net borrowings on the Partnership's unsecured line of credit by $30.0 million in 2019, increased net borrowings by $30.0 million in 2018 and decreased net borrowings by $48.0 million in 2017.

•	We paid regular cash dividends or distributions of $0.88, $0.815 and $0.77 per common share or per Common Unit during the years ended December 31, 2019, 2018 and 2017, respectively.

•	We paid a special dividend of $0.85 per common share or Common Unit during the fourth quarter of 2017. We did not pay special dividends in 2019 or 2018.

•
Changes in book cash overdrafts are classified as financing activities within our consolidated Statements of Cash Flows. Book cash overdrafts were $14.4 million, $14.3 million and $36.3 million at December 31, 2019, 2018 and 2017, respectively.

•
In 2019, we paid off a special assessment bond for $9.9 million, which was reflected within Other Financing Activities on our Consolidated Statements of Cash Flows. We did not make similar significant repayments during 2018 or 2017.

Impact of Changes in Credit Ratings on Our Liquidity

We are currently assigned investment grade corporate credit ratings on our senior unsecured notes from Moody's Investors Service and Standard & Poor's Ratings Group. Our senior unsecured notes have been assigned a rating of Baa1 by Moody's Investors Service, upgraded in 2016 from Baa2. In addition, our senior unsecured notes have been assigned a rating of BBB+ by Standard & Poor's Ratings Group, upgraded in 2016 from BBB. A securities rating is not a recommendation to buy, sell, or hold securities and is subject to revision or withdrawal at any time by the rating organization.

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
Our investments in and advances to unconsolidated joint ventures represented approximately 2% and 1% of our total assets at December 31, 2019 and December 31, 2018, respectively. We believe that these investments provide several benefits to us, including increased market share, tenant and property diversification and an additional source of capital to fund real estate projects.
The following table presents summarized financial information for unconsolidated joint ventures for the years ended December 31, 2019 and 2018, respectively (in thousands, except percentage data):

	2019	2018
Land, buildings and tenant improvements, net	$305,888	$328,959
Construction in progress	7,747	43,892
Undeveloped land	29,518	28,247
Other assets	75,909	88,448
	$419,062	$489,546
Indebtedness	$129,700	$209,584
Other liabilities	24,208	38,172
	153,908	247,756
Owners' equity	265,154	241,790
	$419,062	$489,546
Rental revenue	$59,905	$60,446
Gain on sale of properties	$24,099	$25,879
Net income	$40,134	$44,372
Total square feet	11,109	13,002
Percent leased*	96.30%	90.49%
*Represents the percentage of total square feet leased based on executed leases and without regard to whether the leases have commenced.

We do not have any relationships with unconsolidated joint ventures or financial partnerships that have been established solely for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

At December 31, 2019, we were subject to certain contractual payment obligations as described in the following table:

	Payments due by Period (in thousands)
Contractual Obligations	Total	2020	2021	2022	2023	2024	Thereafter
Long-term debt (1)	$3,612,027	$113,599	$120,036	$704,381	$331,658	$377,123	$1,965,230
Unsecured line of credit (2)	5,630	1,830	1,825	1,825	150	—	—
Share of unconsolidated joint ventures' debt (3)	73,431	1,997	29,680	1,345	1,345	1,345	37,719
Operating leases (4)	125,550	10,463	5,282	5,033	4,760	4,220	95,792
Development and construction backlog costs (5)	455,631	450,846	4,785	—	—	—	—
Total Contractual Obligations	$4,272,269	$578,735	$161,608	$712,584	$337,913	$382,688	$2,098,741

(1)
Our long-term debt consists of both secured and unsecured debt and includes both principal and interest. Interest expense for variable rate debt was calculated using the interest rate at December 31, 2019.

(2)	Represents fees on our unsecured line of credit, which has a contractual maturity date in January 2022, with two six-month extension options, which we may exercise at our discretion.

(3)	Our share of unconsolidated joint venture debt includes both principal and interest. Interest expense for variable rate debt was calculated using the interest rate at December 31, 2019.

(4)
Due to a new accounting standard effective January 1, 2019, as a lessee we are required to record both a right-of-use asset and lease liability for our ground and office space leases that we expect to approximate the present value of our future minimum lease payments at December 31, 2019. See Note 2 to the Consolidated Financial Statements for additional information.

(5)	Represents estimated remaining costs on the completion of owned development projects and third-party construction projects.

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

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Long-Term Debt:
Fixed rate secured debt	$3,583	$12,163	$3,311	$3,517	$3,736	$5,925	$32,235	$34,547
Weighted average interest rate	5.98%	5.73%	6.06%	6.06%	6.06%	6.08%	5.93%
Variable rate secured debt	$300	$300	$300	$300	$300	$400	$1,900	$1,900
Weighted average interest rate	1.39%	1.39%	1.39%	1.39%	1.39%	1.39%	1.39%
Fixed rate unsecured debt	$—	$—	$600,000	$250,000	$300,000	$1,750,000	$2,900,000	$3,045,485
Weighted average interest rate	N/A	N/A	4.20%	3.72%	3.90%	3.51%	3.71%
As the above table incorporates only those exposures that existed at December 31, 2019, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise, our hedging strategies at that time, to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured line of credit, to the extent we have outstanding borrowings, will be affected by fluctuations in the LIBOR indices or applicable replacement rates as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.
At December 31, 2019, the face value of our unsecured debt was $2.90 billion and we estimated the fair value of that unsecured debt to be $3.05 billion.  At December 31, 2018, the face value of our unsecured debt was $2.58 billion and we estimated the fair value of that unsecured debt to be $2.55 billion.

Item 8.  Financial Statements and Supplementary Data
The financial statements and supplementary data are included under Item 15 of this Report and are incorporated herein by reference.
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
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B.  Other Information
There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2019 for which no Form 8-K was filed.
Our discussion of federal income tax considerations in Exhibit 99.1 attached hereto, which is incorporated herein by reference, supersedes and replaces, in its entirety, (i) the disclosure under the heading “Federal Income Tax Considerations” in the prospectus dated July 25, 2019, which is a part of our Registration Statement on Form S-3 (File No. 333-232816), as amended or supplemented, (ii) the disclosure under the heading “Federal Income Tax Considerations” in the prospectus dated April 30, 2018, which is a part of our Registration Statement on Form S-3 (File No. 333-224538), as amended or supplemented, and (iii) similarly titled sections in the prospectuses contained in our other Registration Statements on Form S-3 (File Nos. 333-128132, 333-108556, 333-70678, 333-59138, 333-51344, 333-39498, 333-35008, 333-85009, 333-82063, 333-66919, 333-50081, 333-26833, 333-24289, and 033-64659), as amended or supplemented. Our updated discussion addresses recent tax law changes.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The following is a summary of the executive officers of the General Partner:
James B. Connor, age 61.  Mr. Connor was named the General Partner's Chairman and Chief Executive Officer, commencing April 26, 2017, and joined the General Partner's Board of Directors in 2015. Prior to being named Chairman and Chief Executive Officer, Mr. Connor held various senior management positions with the General Partner, including President and Chief Executive Officer from January 1, 2016 to April 25, 2017, Senior Executive Vice President and Chief Operating Officer of the General Partner from 2013 to 2015, Senior Regional Executive Vice President of the General Partner from 2011 to 2013, Executive Vice President of the General Partner Midwest region from 2003 to 2011, and Senior Vice President between 1998 and 2003. Prior to joining the General Partner in 1998, Mr. Connor held numerous executive and brokerage positions with Cushman & Wakefield, most recently serving as Senior Managing Director for the Midwest area. In 2019, Mr. Connor joined the Board of Trustees of EPR Properties, a publicly traded REIT. Mr. Connor also serves on the Board of Trustees of Roosevelt University and is a member of the Advisory Board of Directors of the Marshall Bennett Institute of Real Estate at Roosevelt

University. In addition, Mr. Connor is a member of the Executive Board of Governors of NAREIT and a member of The Real Estate Round Table. Mr. Connor also serves as a director of the Central Indiana Corporate Partnership.
Mark A. Denien, age 52. Mr. Denien was appointed Executive Vice President and Chief Financial Officer of the General Partner on May 17, 2013. Prior to being named Executive Vice President and Chief Financial Officer, Mr. Denien was Senior Vice President and Chief Accounting Officer of the General Partner from 2009 to 2013, and prior to that, served as Senior Vice President, Corporate Controller with the General Partner. Prior to joining the General Partner in 2005, Mr. Denien spent 16 years with KPMG LLP. Mr. Denien serves as a director of Goodwill Industries of Central Indiana, Inc.
Steven W. Schnur, age 46. Mr. Schnur has served as Executive Vice President and Chief Operating Officer of the General Partner since September 2019. Prior to being named Executive Vice President and Chief Operating Officer, Mr. Schnur served as Senior Regional Executive Vice President of the General Partner from May 2017 until September 2019; Executive Vice President, Central Region from January 2015 until May 2017; Senior Regional, Senior Vice President from August 2014 until January 2015; Senior Vice President, Midwest Region from December 2013 until August 2014; and Senior Vice President, Chicago from October 2004 until December 2013. Mr. Schnur began his career with the General Partner as a Vice President, Leasing in September 2003. Prior to that, Mr. Schnur was Director of Real Estate for Opus North Corporation.
Nicholas C. Anthony, age 54. Mr. Anthony was appointed Executive Vice President and Chief Investment Officer on June 17, 2013. His responsibilities include overseeing the General Partner's acquisition and disposition activity, as well as the overall management of its joint venture business. Prior to being named Executive Vice President and Chief Investment Officer, Mr. Anthony held various senior management positions with the General Partner including Senior Vice President, Capital Transactions and Joint Ventures from 2010 until 2013. Mr. Anthony began his career with the General Partner in 1989 as a staff accountant.
Ann C. Dee, age 60. Ms. Dee was appointed Executive Vice President, General Counsel and Corporate Secretary on June 17, 2013. Prior to being named Executive Vice President, General Counsel and Corporate Secretary, Ms. Dee held the position of Senior Vice President, General Counsel and Corporate Secretary from January 1, 2013 until June 17, 2013 and the position of Deputy General Counsel and Senior Vice President from June 23, 2008 until January 1, 2013. Ms. Dee joined the General Partner in 1996 as a Corporate Attorney. Prior to joining the General Partner, Ms. Dee practiced law with law firms in Indianapolis, Indiana and Columbus, Ohio. Ms. Dee serves as a member of the Board of the Indiana Repertory Theatre and the Indianapolis Chamber Orchestra.
Peter D. Harrington, age 56. Mr. Harrington was named the General Partner's Executive Vice President, Construction on July 1, 2016. Prior to being named Executive Vice President, Construction, Mr. Harrington held various senior management positions with the General Partner including Senior Vice President, Construction from 2003 to June 30, 2016; Vice President of Construction from 1998 until 2003; and Manager of Preconstruction Services from 1993 to 1998. Prior to joining the General Partner in 1993, Mr. Harrington was employed with Miller-Valentine Group in Dayton, Ohio from 1987 through 1993 as a Project Coordinator and Project Manager. Mr. Harrington serves as a board member for the Indiana council for Economics Education, an academic outreach center within the Department of Agricultural Economics at Purdue University.
All other information required by this item will be included in the General Partner's 2020 proxy statement (the "2020 Proxy Statement") for the General Partner's Annual Meeting of Shareholders to be held on April 29, 2020, and is incorporated herein by reference. In addition, the General Partner's Code of Business Ethics (which applies to each of our associates, officers and directors) and the General Partner's Corporate Governance Guidelines are available in the investor information/corporate governance section of our website at www.dukerealty.com. A copy of these documents may also be obtained without charge by writing to Duke Realty Corporation, 8711 River Crossing Boulevard, Indianapolis, Indiana 46240, Attention: Investor Relations.

Item 11.  Executive Compensation
The information required by Item 11 of this Report will be included in our 2020 Proxy Statement, which information is incorporated herein by this reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 of this Report will be included in our 2020 Proxy Statement, which information is incorporated herein by this reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required to be furnished pursuant to Item 13 of this Report will be included in our 2020 Proxy Statement, which information is incorporated herein by this reference.
Item 14. Principal Accountant Fees and Services
The information required to be furnished pursuant to Item 14 of this Report will be included in our 2020 Proxy Statement, which information is incorporated herein by this reference.

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
Report of Independent Registered Public Accounting Firm
Duke Realty Limited Partnership:
Management's Report on Internal Control
Report of Independent Registered Public Accounting Firm
Duke Realty Corporation:
Consolidated Balance Sheets, December 31, 2019 and 2018
Consolidated Statements of Operations and Comprehensive Income, Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows, Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Changes in Equity, Years Ended December 31, 2019, 2018 and 2017
Duke Realty Limited Partnership:
Consolidated Balance Sheets, December 31, 2019 and 2018
Consolidated Statements of Operations and Comprehensive Income, Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows, Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Changes in Equity, Years Ended December 31, 2019, 2018 and 2017
Duke Realty Corporation and Duke Realty Limited Partnership:
Notes to Consolidated Financial Statements

2.    Consolidated Financial Statement Schedules
Duke Realty Corporation and Duke Realty Limited Partnership:
    Schedule III – Real Estate and Accumulated Depreciation
 3.    Exhibits
The exhibits required to be filed with this Report pursuant to Item 601 of Regulation S-K are listed on pages 123 to 126 of this Report and are incorporated herein by reference.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2019 based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on these criteria.
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
Mark A. Denien
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Duke Realty Corporation:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Duke Realty Corporation and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule III - real estate and accumulated depreciation (collectively, the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of real estate assets for potential impairment
As discussed in Notes 2 and 7 to the consolidated financial statements, real estate assets, less accumulated depreciation as of December 31, 2019, was $6,512,916 thousand, or 77.3% of total assets. The Company evaluates its real estate assets for potential impairment whenever changes in circumstances indicate that the value of real estate assets may not be recoverable, and on at least an annual basis.
We identified the evaluation of real estate assets for potential impairment as a critical audit matter. The Company’s assumptions regarding the changes in property operating forecasts, forecasted rental rates and market conditions, involve a high degree of auditor judgment. The key assumptions included occupancy levels, rental rates, capitalization rates and anticipated holding periods when evaluating real estate assets for potential impairment.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to evaluate real estate assets for potential impairment, including controls related to operating forecasts, forecasted rental rates, and certain market conditions. We performed sensitivity analyses over the capitalization rate assumption, based on third-party market data, to assess its impact on the Company’s determination of whether a triggering event had occurred. We compared the Company’s historical property operating forecasts to actual results to assess the Company’s ability to accurately forecast occupancy levels and rental rates. We compared the Company’s historical hold period for similar assets to the holding period assumed in the Company’s analysis. We inquired of Company officials and inspected documents such as meeting minutes of the investment committee to evaluate the likelihood that it was more-likely-than not that a property would be sold before the end of its previously estimated holding period. We performed an independent assessment of changes in property operating metrics and market conditions related to individual real estate assets and compared the results of our assessment to the Company’s analysis.

/s/ KPMG LLP

We have served as the Company’s auditor since 1986.

Indianapolis, Indiana
February 25, 2020

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2019 based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on these criteria.
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

Report of Independent Registered Public Accounting Firm
To the Unitholders of Duke Realty Limited Partnership and the Board of Directors of Duke Realty Corporation:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Duke Realty Limited Partnership and subsidiaries (the "Partnership") as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule III - real estate and accumulated depreciation (collectively, the consolidated financial statements). We also have audited the Partnership's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Partnership’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the Partnership’s consolidated financial statements and an opinion on the Partnership’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of real estate assets for potential impairment
As discussed in Notes 2 and 7 to the consolidated financial statements, real estate assets, less accumulated depreciation as of December 31, 2019, was $6,512,916 thousand, or 77.3% of total assets. The Partnership evaluates its real estate assets for potential impairment whenever changes in circumstances indicate that the value of real estate assets may not be recoverable, and on at least an annual basis.
We identified the evaluation of real estate assets for potential impairment as a critical audit matter. The Partnership’s assumptions regarding the changes in property operating forecasts, forecasted rental rates and market conditions, involve a high degree of auditor judgment. The key assumptions included occupancy levels, rental rates, capitalization rates and anticipated holding periods when evaluating real estate assets for potential impairment.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Partnership’s process to evaluate real estate assets for potential impairment, including controls related to operating forecasts, forecasted rental rates, and certain market conditions. We performed sensitivity analyses over the capitalization rate assumption, based on third-party market data, to assess its impact on the Partnership’s determination of whether a triggering event had occurred. We compared the Partnership’s historical property operating forecasts to actual results to assess the Partnership’s ability to accurately forecast occupancy levels and rental rates. We compared the Partnership’s historical hold period for similar assets to the holding period assumed in the Partnership’s analysis. We inquired of Partnership officials and inspected documents such as meeting minutes of the investment committee to evaluate the likelihood that it was more-likely-than not that a property would be sold before the end of its previously estimated holding period. We performed an independent assessment of changes in property operating metrics and market conditions related to individual real estate assets and compared the results of our assessment to the Partnership’s analysis.

/s/ KPMG LLP

We have served as the Partnership’s auditor since 1994.

Indianapolis, Indiana
February 25, 2020

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31,
(in thousands, except per share amounts)

	2019	2018
ASSETS
Real estate investments:
Real estate assets	$7,993,377	$7,248,346
Construction in progress	550,926	477,162
Investments in and advances to unconsolidated joint ventures	133,074	110,795
Undeveloped land	254,537	360,816
	8,931,914	8,197,119
Accumulated depreciation	(1,480,461)	(1,344,176)
Net real estate investments	7,451,453	6,852,943

Real estate investments and other assets held-for-sale	18,463	1,082

Cash and cash equivalents	110,891	17,901
Accounts receivable	20,349	14,254
Straight-line rent receivable	129,344	109,334
Receivables on construction contracts, including retentions	25,607	41,215
Deferred leasing and other costs, net of accumulated amortization of $203,857 and $200,744	320,444	313,799
Restricted cash held in escrow for like-kind exchange	1,673	—
Notes receivable from property sales	110,000	272,550
Other escrow deposits and other assets	232,338	180,946
	$8,420,562	$7,804,024
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $164 and $238	$34,023	$79,563
Unsecured debt, net of deferred financing costs of $19,258 and $26,062	2,880,742	2,548,938
Unsecured line of credit	—	30,000
	2,914,765	2,658,501

Liabilities related to real estate investments held-for-sale	887	—

Construction payables and amounts due subcontractors, including retentions	68,840	92,288
Accrued real estate taxes	69,042	73,358
Accrued interest	14,181	16,153
Other liabilities	223,680	205,433
Tenant security deposits and prepaid rents	48,907	45,048
Total liabilities	3,340,302	3,090,781
Shareholders' equity:
Common shares ($0.01 par value); 600,000 shares authorized; 367,950 and 358,851 shares issued and outstanding, respectively	3,680	3,589
Additional paid-in capital	5,525,463	5,244,375
Accumulated other comprehensive loss	(35,036)	(4,676)
Distributions in excess of net income	(475,992)	(585,087)
Total shareholders' equity	5,018,115	4,658,201
Noncontrolling interests	62,145	55,042
Total equity	5,080,260	4,713,243
	$8,420,562	$7,804,024
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31,
(in thousands, except per share amounts)

	2019	2018	2017
Revenues:
Rental and related revenue	$855,833	$785,319	$686,514
General contractor and service fee revenue	117,926	162,551	94,420
	973,759	947,870	780,934
Expenses:
Rental expenses	75,584	71,436	62,924
Real estate taxes	129,520	125,269	108,964
General contractor and other services expenses	111,566	153,909	89,457
Depreciation and amortization	327,223	312,217	273,561
	643,893	662,831	534,906
Other operating activities:
Equity in earnings of unconsolidated joint ventures	31,406	21,444	63,310
Promote income	—	—	20,007
Gain on sale of properties	234,653	204,988	113,669
Gain on land sales	7,445	10,334	9,244
Other operating expenses	(5,318)	(5,231)	(4,212)
Impairment charges	—	—	(4,481)
Non-incremental costs related to successful leases	(12,402)	—	—
General and administrative expenses	(60,889)	(56,218)	(54,944)
	194,895	175,317	142,593
Operating income	524,761	460,356	388,621
Other income (expenses):
Interest and other income, net	9,941	17,234	14,721
Interest expense	(89,756)	(85,006)	(87,003)
Loss on debt extinguishment	(6,320)	(388)	(26,104)
Gain on involuntary conversion	2,259	—	—
Income from continuing operations before income taxes	440,885	392,196	290,235
Income tax (expense) benefit	(8,686)	(8,828)	357
Income from continuing operations	432,199	383,368	290,592
Discontinued operations:
Income before gain on sales and income taxes	—	108	18,436
Gain on sale of properties	445	3,792	1,357,778
Income tax expense	—	—	(12,465)
Income from discontinued operations	445	3,900	1,363,749
Net income	432,644	387,268	1,654,341
Net income attributable to noncontrolling interests	(3,672)	(3,539)	(19,910)
Net income attributable to common shareholders	$428,972	$383,729	$1,634,431
Basic net income per common share:
Continuing operations attributable to common shareholders	$1.18	$1.06	$0.80
Discontinued operations attributable to common shareholders	—	0.01	3.78
Total	$1.18	$1.07	$4.58
Diluted net income per common share:
Continuing operations attributable to common shareholders	$1.18	$1.06	$0.80
Discontinued operations attributable to common shareholders	—	0.01	3.76
Total	$1.18	$1.07	$4.56
Weighted average number of common shares outstanding	362,234	357,569	355,762
Weighted average number of common shares and potential dilutive securities	367,339	363,297	362,011
Comprehensive income:
Net income	$432,644	$387,268	$1,654,341
Other comprehensive loss:
Unrealized losses on interest rate swap contracts	(30,893)	(4,676)	—
Amortization of interest rate swap contracts	533	—	(682)
Total other comprehensive loss	(30,360)	(4,676)	(682)
Comprehensive income	$402,284	$382,592	$1,653,659
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(in thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$432,644	$387,268	$1,654,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	272,422	256,250	242,606
Amortization of deferred leasing and other costs	54,801	55,967	56,866
Amortization of deferred financing costs	6,536	5,867	5,402
Straight-line rental income and expense, net	(21,197)	(24,605)	(16,051)
Impairment charges	—	—	4,481
Loss on debt extinguishment	6,320	388	26,104
Gain on involuntary conversion	(2,259)	—	—
Gains on land and property sales	(242,543)	(219,114)	(1,480,691)
Third-party construction contracts, net	9,254	(15,400)	1,000
Other accrued revenues and expenses, net	8,476	47,711	3,104
Equity in earnings in excess of operating distributions received from unconsolidated joint ventures	(18,556)	(9,925)	(46,958)
Net cash provided by operating activities	505,898	484,407	450,204
Cash flows from investing activities:
Development of real estate investments	(446,801)	(577,383)	(549,563)
Acquisition of buildings and related intangible assets	(210,224)	(348,107)	(982,598)
Acquisition of land and other real estate assets	(388,202)	(244,262)	(243,846)
Second generation tenant improvements, leasing costs and building improvements	(47,549)	(53,474)	(52,554)
Other deferred leasing costs	(38,509)	(39,380)	(30,208)
Other assets	(10,777)	(14,535)	(6,960)
Proceeds from the repayments of notes receivable from property sales	162,550	154,107	3,650
Proceeds from land and property sales, net	432,662	511,391	2,523,358
Capital distributions from unconsolidated joint ventures	26,272	23,133	124,956
Capital contributions and advances to unconsolidated joint ventures	(34,496)	(5,920)	(10,323)
Net cash (used for) provided by investing activities	(555,074)	(594,430)	775,912
Cash flows from financing activities:
Proceeds from issuance of common shares, net	272,761	34,913	13,383
Proceeds from unsecured debt	582,284	450,000	300,000
Payments on unsecured debt	(255,812)	(7,190)	(692,137)
Payments on secured indebtedness including principal amortization	(45,515)	(232,234)	(72,648)
(Repayments) borrowings on line of credit, net	(30,000)	30,000	(48,000)
Distributions to common shareholders - regular	(318,702)	(291,502)	(273,999)
Distributions to common shareholders - special	—	—	(302,833)
Distributions to noncontrolling interests, net	(2,648)	(2,456)	(11,882)
Tax payments on stock-based compensation awards	(6,825)	(8,459)	(14,946)
Change in book cash overdrafts	138	(22,088)	22,924
Cash settlement of interest rate swaps	(35,569)	—	—
Other financing activities	(10,183)	—	—
Deferred financing costs	(4,839)	(9,071)	(8,931)
Redemption of Limited Partner Units	—	—	(457)
Net cash provided by (used for) financing activities	145,090	(58,087)	(1,089,526)
Net increase (decrease) in cash, cash equivalents and restricted cash	95,914	(168,110)	136,590
Cash, cash equivalents and restricted cash at beginning of year	25,517	193,627	57,037
Cash, cash equivalents and restricted cash at end of year	$121,431	$25,517	$193,627
Non-cash activities:
Liabilities and right-of-use assets - operating leases	$40,467	$—	$—
Carrying amount of pre-existing ownership interest in acquired property	$—	$5,034	$—
Non-cash property contribution from noncontrolling interests	$—	$3,200	$—
Notes receivable from buyers in property sales	$—	$—	$404,846
Conversion of Limited Partner Units to common shares	$1,624	$(269)	$1,847
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(in thousands, except per share data)

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non- Controlling Interests	Total
Balance at December 31, 2016	$3,548	$5,192,011	$682	$(1,730,423)	$27,475	$3,493,293
Net income	—	—	—	1,634,431	19,910	1,654,341
Other comprehensive loss	—	—	(682)	—	—	(682)
Issuance of common shares	5	13,378	—	—	—	13,383
Stock-based compensation plan activity	10	(1,555)	—	(3,212)	7,971	3,214
Conversion of Limited Partner Units	1	1,846	—	—	(1,847)	—
Redemption of Limited Partner Units	—	(364)	—	—	(93)	(457)
Distributions to common shareholders - regular ($0.77 per share)	—	—	—	(273,999)	—	(273,999)
Distributions to common shareholders - special ($0.85 per share)	—	—	—	(302,833)	—	(302,833)
Distributions to noncontrolling interests	—	—	—	—	(11,882)	(11,882)
Balance at December 31, 2017	$3,564	$5,205,316	$—	$(676,036)	$41,534	$4,574,378
Net income	—	—	—	383,729	3,539	387,268
Other comprehensive loss	—	—	(4,676)	—	—	(4,676)
Issuance of common shares	12	34,901	—	—	—	34,913
Contributions from noncontrolling interests	—	—	—	—	3,475	3,475
Stock-based compensation plan activity	8	4,432	—	(1,278)	8,956	12,118
Conversion of Limited Partner Units	5	(274)	—	—	269	—
Distributions to common shareholders - regular ($0.815 per share)	—	—	—	(291,502)	—	(291,502)
Distributions to noncontrolling interests	—	—	—	—	(2,731)	(2,731)
Balance at December 31, 2018	$3,589	$5,244,375	$(4,676)	$(585,087)	$55,042	$4,713,243
Net income	—	—	—	428,972	3,672	432,644
Other comprehensive loss	—	—	(30,360)	—	—	(30,360)
Issuance of common shares	83	272,678	—	—	—	272,761
Contributions from noncontrolling interests	—	—	—	—	312	312
Stock-based compensation plan activity	7	6,787	—	(1,175)	7,703	13,322
Conversion of Limited Partner Units	1	1,623	—	—	(1,624)	—
Distributions to common shareholders - regular ($0.88 per share)	—	—	—	(318,702)	—	(318,702)
Distributions to noncontrolling interests	—	—	—	—	(2,960)	(2,960)
Balance at December 31, 2019	$3,680	$5,525,463	$(35,036)	$(475,992)	$62,145	$5,080,260
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31,
(in thousands)

	2019	2018
ASSETS
Real estate investments:
Real estate assets	$7,993,377	$7,248,346
Construction in progress	550,926	477,162
Investments in and advances to unconsolidated joint ventures	133,074	110,795
Undeveloped land	254,537	360,816
	8,931,914	8,197,119
Accumulated depreciation	(1,480,461)	(1,344,176)
Net real estate investments	7,451,453	6,852,943

Real estate investments and other assets held-for-sale	18,463	1,082

Cash and cash equivalents	110,891	17,901
Accounts receivable	20,349	14,254
Straight-line rent receivable	129,344	109,334
Receivables on construction contracts, including retentions	25,607	41,215
Deferred leasing and other costs, net of accumulated amortization of $203,857 and $200,744	320,444	313,799
Restricted cash held in escrow for like-kind exchange	1,673	—
Notes receivable from property sales	110,000	272,550
Other escrow deposits and other assets	232,338	180,946
	$8,420,562	$7,804,024
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $164 and $238	$34,023	$79,563
Unsecured debt, net of deferred financing costs of $19,258 and $26,062	2,880,742	2,548,938
Unsecured line of credit	—	30,000
	2,914,765	2,658,501

Liabilities related to real estate investments held-for-sale	887	—

Construction payables and amounts due subcontractors, including retentions	68,840	92,288
Accrued real estate taxes	69,042	73,358
Accrued interest	14,181	16,153
Other liabilities	223,680	205,433
Tenant security deposits and prepaid rents	48,907	45,048
Total liabilities	3,340,302	3,090,781
Partners’ equity:
Common equity (367,950 and 358,851 General Partner Units issued and outstanding, respectively)	5,053,151	4,662,877
Limited Partners' common equity (3,029 and 2,920 Limited Partner Units issued and outstanding, respectively)	57,575	50,585
Accumulated other comprehensive loss	(35,036)	(4,676)
Total partners' equity	5,075,690	4,708,786
Noncontrolling interests	4,570	4,457
Total equity	5,080,260	4,713,243
	$8,420,562	$7,804,024

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31,
(in thousands, except per unit amounts)

	2019	2018	2017
Revenues:
Rental and related revenue	$855,833	$785,319	$686,514
General contractor and service fee revenue	117,926	162,551	94,420
	973,759	947,870	780,934
Expenses:
Rental expenses	75,584	71,436	62,924
Real estate taxes	129,520	125,269	108,964
General contractor and other services expenses	111,566	153,909	89,457
Depreciation and amortization	327,223	312,217	273,561
	643,893	662,831	534,906
Other operating activities:
Equity in earnings of unconsolidated joint ventures	31,406	21,444	63,310
Promote income	—	—	20,007
Gain on sale of properties	234,653	204,988	113,669
Gain on land sales	7,445	10,334	9,244
Other operating expenses	(5,318)	(5,231)	(4,212)
Impairment charges	—	—	(4,481)
Non-incremental costs related to successful leases	(12,402)	—	—
General and administrative expenses	(60,889)	(56,218)	(54,944)
	194,895	175,317	142,593
Operating income	524,761	460,356	388,621
Other income (expenses):
Interest and other income, net	9,941	17,234	14,721
Interest expense	(89,756)	(85,006)	(87,003)
Loss on debt extinguishment	(6,320)	(388)	(26,104)
Gain on involuntary conversion	2,259	—	—
Income from continuing operations before income taxes	440,885	392,196	290,235
Income tax (expense) benefit	(8,686)	(8,828)	357
Income from continuing operations	432,199	383,368	290,592
Discontinued operations:
Income before gain on sales and income taxes	—	108	18,436
Gain on sale of properties	445	3,792	1,357,778
Income tax expense	—	—	(12,465)
Income from discontinued operations	445	3,900	1,363,749
Net income	432,644	387,268	1,654,341
Net loss (income) attributable to noncontrolling interests	6	(11)	(4,734)
Net income attributable to common unitholders	$432,650	$387,257	$1,649,607
Basic net income per Common Unit:
Continuing operations attributable to common unitholders	$1.18	$1.06	$0.80
Discontinued operations attributable to common unitholders	—	0.01	3.78
Total	$1.18	$1.07	$4.58
Diluted net income per Common Unit:
Continuing operations attributable to common unitholders	$1.18	$1.06	$0.80
Discontinued operations attributable to common unitholders	—	0.01	3.76
Total	$1.18	$1.07	$4.56
Weighted average number of Common Units outstanding	365,352	360,859	359,065
Weighted average number of Common Units and potential dilutive securities	367,339	363,297	362,011
Comprehensive income:
Net income	$432,644	$387,268	$1,654,341
Other comprehensive loss:
Unrealized losses on interest rate swap contracts	(30,893)	(4,676)	—
Amortization of interest rate swap contracts	533	—	(682)
Total other comprehensive loss	(30,360)	(4,676)	(682)
Comprehensive income	$402,284	$382,592	$1,653,659
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(in thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$432,644	$387,268	$1,654,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	272,422	256,250	242,606
Amortization of deferred leasing and other costs	54,801	55,967	56,866
Amortization of deferred financing costs	6,536	5,867	5,402
Straight-line rental income and expense, net	(21,197)	(24,605)	(16,051)
Impairment charges	—	—	4,481
Loss on debt extinguishment	6,320	388	26,104
Gain on involuntary conversion	(2,259)	—	—
Gains on land and property sales	(242,543)	(219,114)	(1,480,691)
Third-party construction contracts, net	9,254	(15,400)	1,000
Other accrued revenues and expenses, net	8,476	47,711	3,104
Equity in earnings in excess of operating distributions received from unconsolidated joint ventures	(18,556)	(9,925)	(46,958)
Net cash provided by operating activities	505,898	484,407	450,204
Cash flows from investing activities:
Development of real estate investments	(446,801)	(577,383)	(549,563)
Acquisition of buildings and related intangible assets	(210,224)	(348,107)	(982,598)
Acquisition of land and other real estate assets	(388,202)	(244,262)	(243,846)
Second generation tenant improvements, leasing costs and building improvements	(47,549)	(53,474)	(52,554)
Other deferred leasing costs	(38,509)	(39,380)	(30,208)
Other assets	(10,777)	(14,535)	(6,960)
Proceeds from the repayments of notes receivable from property sales	162,550	154,107	3,650
Proceeds from land and property sales, net	432,662	511,391	2,523,358
Capital distributions from unconsolidated joint ventures	26,272	23,133	124,956
Capital contributions and advances to unconsolidated joint ventures	(34,496)	(5,920)	(10,323)
Net cash (used for) provided by investing activities	(555,074)	(594,430)	775,912
Cash flows from financing activities:
Contributions from the General Partner	272,761	34,913	13,383
Proceeds from unsecured debt	582,284	450,000	300,000
Payments on unsecured debt	(255,812)	(7,190)	(692,137)
Payments on secured indebtedness including principal amortization	(45,515)	(232,234)	(72,648)
(Repayments) borrowings on line of credit, net	(30,000)	30,000	(48,000)
Distributions to common unitholders - regular	(321,469)	(294,233)	(276,539)
Distributions to common unitholders - special	—	—	(305,628)
Contributions from (distributions to) noncontrolling interests, net	119	275	(6,547)
Tax payments on stock-based compensation awards	(6,825)	(8,459)	(14,946)
Change in book cash overdrafts	138	(22,088)	22,924
Cash settlement of interest rate swaps	(35,569)	—	—
Other financing activities	(10,183)	—	—
Deferred financing costs	(4,839)	(9,071)	(8,931)
Redemption of Limited Partner Units	—	—	(457)
Net cash provided by (used for) financing activities	145,090	(58,087)	(1,089,526)
Net increase (decrease) in cash, cash equivalents and restricted cash	95,914	(168,110)	136,590
Cash, cash equivalents and restricted cash at beginning of year	25,517	193,627	57,037
Cash, cash equivalents and restricted cash at end of year	$121,431	$25,517	$193,627
Non-cash activities:
Liabilities and right-of-use assets - operating leases	$40,467	$—	$—
Carrying amount of pre-existing ownership interest in acquired property	$—	$5,034	$—
Non-cash property contribution from noncontrolling interests	$—	$3,200	$—
Notes receivable from buyers in property sales	$—	$—	$404,846
Conversion of Limited Partner Units to common shares of the General Partner	$1,624	$(269)	$1,847
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(in thousands, except per unit data)

	Common Unitholders
	General	Limited	Accumulated
	Partner	Partners'	Other	Total
	Common	Common	Comprehensive	Partners'	Noncontrolling	Total
	Equity	Equity	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2016	$3,465,136	$24,691	$682	$3,490,509	$2,784	$3,493,293
Net income	1,634,431	15,176	—	1,649,607	4,734	1,654,341
Other comprehensive loss	—	—	(682)	(682)	—	(682)
Capital contribution from the General Partner	13,383	—	—	13,383	—	13,383
Stock-based compensation plan activity	(4,757)	7,971	—	3,214	—	3,214
Conversion of Limited Partner Units	1,847	(1,847)	—	—	—	—
Redemption of Limited Partner Units	(364)	(93)	—	(457)	—	(457)
Distributions to Partners - regular ($0.77 per Common Unit)	(273,999)	(2,540)	—	(276,539)	—	(276,539)
Distributions to Partners - special ($0.85 per Common Unit)	(302,833)	(2,795)	—	(305,628)	—	(305,628)
Distributions to noncontrolling interests	—	—	—	—	(6,547)	(6,547)
Balance at December 31, 2017	$4,532,844	$40,563	$—	$4,573,407	$971	$4,574,378
Net income	383,729	3,528	—	387,257	11	387,268
Other comprehensive loss	—	—	(4,676)	(4,676)	—	(4,676)
Capital contribution from the General Partner	34,913	—	—	34,913	—	34,913
Stock-based compensation plan activity	3,162	8,956	—	12,118	—	12,118
Contributions from noncontrolling interests	—	—	—	—	3,475	3,475
Conversion of Limited Partner Units	(269)	269	—	—	—	—
Distributions to Partners - regular ($0.815 per Common Unit)	(291,502)	(2,731)	—	(294,233)	—	(294,233)
Balance at December 31, 2018	$4,662,877	$50,585	$(4,676)	$4,708,786	$4,457	$4,713,243
Net income	428,972	3,678	—	432,650	(6)	432,644
Other comprehensive loss	—	—	(30,360)	(30,360)	—	(30,360)
Capital contribution from the General Partner	272,761	—	—	272,761	—	272,761
Stock-based compensation plan activity	5,619	7,703	—	13,322	—	13,322
Contributions from noncontrolling interests	—	—	—	—	312	312
Conversion of Limited Partner Units	1,624	(1,624)	—	—	—	—
Distributions to Partners - regular ($0.88 per Common Unit)	(318,702)	(2,767)	—	(321,469)	—	(321,469)
Distributions to noncontrolling interests	—	—	—	—	(193)	(193)
Balance at December 31, 2019	$5,053,151	$57,575	$(35,036)	$5,075,690	$4,570	$5,080,260
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	The Company

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
The General Partner is the sole general partner of the Partnership, owning approximately 99.2% of the Common Units at December 31, 2019. The remaining 0.8% of the Common Units are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
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
As of December 31, 2019, we owned and operated a portfolio primarily consisting of industrial properties and provided real estate services to third-party owners.
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

Due to the fact that the Limited Partners do not have kick out rights, or substantive participating rights, the Partnership is a VIE. Because the General Partner holds majority ownership and exercises control over every aspect of the Partnership's operations, the General Partner has been determined as the primary beneficiary of the Partnership and, therefore, consolidates the Partnership.

The assets and liabilities of the General Partner and the Partnership are substantially the same, as the General Partner does not have any significant assets other than its investment in the Partnership.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2019 consolidated financial statement presentation.
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
Cost Capitalization
Direct and certain indirect costs, including interest, clearly associated with the development, construction or expansion of real estate investments are capitalized as a cost of the property. Direct costs include all leasing commissions paid to third parties for new leases or lease renewals. We capitalize a portion of our indirect costs associated with our construction and development efforts. In assessing the amount of direct and indirect costs to be capitalized, allocations are made based on estimates of the actual amount of time spent in each activity. We do not capitalize any costs attributable to downtime or to unsuccessful projects.
Effective on January 1, 2019, only costs that are incremental to executing a lease are capitalizable. Prior to January 1, 2019, we capitalized a portion of our indirect costs associated with our leasing efforts based on the amount of time spent on leasing activities.
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
Purchase Accounting
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business. ASU 2017-01 provides guidance to determine when an acquisition meets the definition of a business or should be accounted for as an asset acquisition, resulting in more acquisitions being accounted for as asset acquisitions as opposed to business combinations. Transaction costs are capitalized for asset acquisitions while they are expensed as incurred for business combinations. ASU 2017-01 requires that when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets it does not meet the definition of a business. ASU 2017-01 also revised the definition of a business to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output. We early adopted ASU 2017-01 prospectively as of January 1, 2017 as permitted under the standard, which has not had a material impact to the consolidated financial statements.
As a result of adoption of ASU 2017-01, our acquisitions of properties have been accounted for as asset acquisitions as they have not met the definition of a business. Transaction costs related to asset acquisitions are capitalized. To the extent that an acquired property meets the definition of a business, we expense acquisition related costs immediately as period costs.
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
We allocate the purchase price of asset acquisitions that meet the definition of a business to tangible and identified intangible assets based on their respective fair values, using all pertinent information available at the date of acquisition. Capitalized acquisition costs are also included in the total cost basis of acquired properties that are asset acquisitions. The allocation to tangible assets (buildings, tenant improvements and land) is based upon management's determination of the value of the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon internally determined assumptions that we believe are consistent with current market conditions for similar properties. The most important assumptions in determining the allocation of the purchase price to tangible assets are the exit capitalization rate, estimated market rents and the fair value of the underlying land. The purchase price of real estate assets is also allocated to intangible assets consisting of the above or below market component of in-place leases and the value of in-place leases.
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

There were no unconsolidated joint ventures, in which we have any recognized assets or liabilities or have retained any economic exposure to loss at December 31, 2019 that met the criteria to be considered VIEs.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Equivalents

Investments with an original maturity of three months or less are classified as cash equivalents.

Valuation of Receivables

Upon the adoption of ASC 842 on January 1, 2019, our determination of the adequacy of our allowances for tenant receivables includes a binary assessment of whether or not the amounts due under a tenant’s lease agreement are probable of collection. For such amounts that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For such amounts that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination.

Deferred Costs

Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and are amortized to interest expense over the term of the related loan. The costs for issuing debt, other than lines of credit, are presented on the consolidated balance sheets as a direct deduction from the debt's carrying value, while debt issuance costs related to the Partnership's unsecured line of credit are presented as assets in the consolidated balance sheets, as part of other escrow deposits and other assets.
Lease Related Costs and Acquired Lease-Related Intangible Assets
Effective on January 1, 2019, only costs that are directly incremental to executing a lease are capitalized. Prior to January 1, 2019, all direct and indirect costs, including estimated internal costs, associated with the leasing of real estate investments owned by us were capitalized and amortized over the term of the related lease.
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
Deferred leasing costs and acquired lease-related intangible assets at December 31, 2019 and 2018, excluding amounts classified as held-for-sale, were as follows (in thousands):

	2019	2018
Deferred leasing costs	$333,706	$307,486
Acquired lease-related intangible assets	190,595	207,057
	$524,301	$514,543

Accumulated amortization - deferred leasing costs	$(109,843)	$(101,403)
Accumulated amortization - acquired lease-related intangible assets	(94,014)	(99,341)
Total	$320,444	$313,799

Amounts recorded related to amortization expense for in-place leases for the years ended December 31, 2019, 2018 and 2017 totaled $22.0 million, $25.0 million and $27.2 million, respectively. Charges to rental income related to the amortization of above market lease assets for the years ended December 31, 2019, 2018 and 2017 totaled $703,000, $777,000 and $913,000, respectively.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected future amortization, or charge to rental income, of acquired lease-related intangible assets is summarized in the table below (in thousands):

Year	Amortization Expense	Charge to Rental Income
2020	$18,989	$639
2021	16,063	367
2022	13,192	353
2023	11,246	353
2024	8,690	59
Thereafter	26,630	—
	$94,810	$1,771

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

Revenue Recognition

On January 1, 2018, we concurrently adopted ASC 606, Revenue from Contracts with Customers ("ASC 606") and ASC 610-20, Other Income: Gains and Losses from the De-recognition of Non-financial Assets ("ASC 610-20") using a modified retrospective ("cumulative effect") method of adoption. ASC 606 has superseded nearly all existing GAAP revenue recognition guidance, although its scope excludes lease contracts, which represent our primary source of revenue. The standard’s core principle is that a company will recognize revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the company expects to be entitled in exchange for fulfilling those performance obligations.

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

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

General Contractor and Service Fee Revenue

Effective on January 1, 2018, general contractor and service fee revenues, as presented on the Consolidated Statements of Operations, are accounted for within the scope of ASC 606. General contractor and service fee revenues are comprised primarily of construction and development related revenues earned from third parties while acting in capacity of a developer, as a general contractor or a construction manager. There are other ancillary streams of revenue included in general contractor and service fee revenues (see Note 9), such as management fees earned from unconsolidated joint ventures, which are not significant.

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

Opening and closing balances of construction receivables are presented separately on the Consolidated Balance Sheets. Under billed and over billed receivables on construction contracts totaled $16.5 million and $159,000, respectively, at December 31, 2019 and $29.1 million and $161,000, respectively, at December 31, 2018. Over billed receivables are included in other liabilities in the Consolidated Balance Sheets. We generally do not have any contract assets associated with our construction arrangements.

Management fees are based on a percentage of rental receipts of properties managed and are recognized as the rental receipts are collected. Maintenance fees are based upon established hourly rates and are recognized as the services are performed.
Property Sales

Only disposals representing a strategic shift in operations (for example, a disposal of a major geographic area or a major line of business) should be presented as discontinued operations in accordance with ASC 205-20, without consideration of significant continuing involvement. The Medical Office Portfolio Disposition during 2017 has met the criteria under ASC 205-20 for all of the consolidated in-service properties within the portfolio to be classified within discontinued operations (see Note 7).

Effective on January 1, 2018, gains on sales of properties, including partial sales, of non-financial assets (and in-substance non-financial assets) to non-customers are recognized in accordance with ASC 610-20, while the sale of non-financial assets with customers are governed by ASC 606. The only difference in the treatment of sales to customers and non-customers is the presentation in the Consolidated Statements of Operations (revenue and expense is reported when the sale is to a customer and net gain or loss is reported when the sale is to a non-customer). Based on the nature of our business, our property sales generally represent transactions with non-customers. In the typical course of our business, sales of non-financial assets represent only one performance

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

obligation and are recognized when an enforceable contract is in place, collectability is ensured and control is transferred to the buyer.

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

The following table reconciles the components of basic and diluted net income per common share or Common Unit (in thousands):

	2019	2018	2017
General Partner
Net income attributable to common shareholders	$428,972	$383,729	$1,634,431
Less: Dividends on participating securities	(1,487)	(1,675)	(3,981)
Basic net income attributable to common shareholders	427,485	382,054	1,630,450
Add back dividends on dilutive participating securities	1,487	1,675	3,981
Noncontrolling interest in earnings of common unitholders	3,678	3,528	15,176
Diluted net income attributable to common shareholders	$432,650	$387,257	$1,649,607
Weighted average number of common shares outstanding	362,234	357,569	355,762
Weighted average Limited Partner Units outstanding	3,118	3,290	3,303
Other potential dilutive shares	1,987	2,438	2,946
Weighted average number of common shares and potential dilutive securities	367,339	363,297	362,011

Partnership
Net income attributable to common unitholders	$432,650	$387,257	$1,649,607
Less: Distributions on participating securities	(1,487)	(1,675)	(3,981)
Basic net income attributable to common unitholders	$431,163	$385,582	$1,645,626
Add back distributions on dilutive participating securities	1,487	1,675	3,981
Diluted net income attributable to common unitholders	$432,650	$387,257	$1,649,607
Weighted average number of Common Units outstanding	365,352	360,859	359,065
Other potential dilutive units	1,987	2,438	2,946
Weighted average number of Common Units and potential dilutive securities	367,339	363,297	362,011

There have been no participating securities that are anti-dilutive for the years ended December 31, 2019, 2018, and 2017.

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
The following table reconciles the General Partner's net income to taxable income before the dividends paid deduction, and subject to the 90% distribution requirement, for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Net income	$432,644	$387,268	$1,654,341
Book/tax differences	(118,481)	(97,079)	(1,073,552)
Taxable income before the dividends paid deduction	314,163	290,189	580,789
Less: capital gains	(61,531)	(63,151)	(441,577)
Adjusted taxable income subject to the 90% distribution requirement	$252,632	$227,038	$139,212

The General Partner's dividends paid deduction is summarized below (in thousands):

	2019	2018	2017
Cash dividends paid	$318,702	$291,502	$576,832
Cash dividends declared and paid in subsequent year that apply to current year	7,500	9,286	7,901
Cash dividends declared and paid in current year that apply to previous year	(9,286)	(7,901)	—
Dividends paid deduction	316,916	292,887	584,733
Less: Capital gain distributions	(61,531)	(63,151)	(441,577)
Dividends paid deduction attributable to adjusted taxable income subject to the 90% distribution requirement	$255,385	$229,736	$143,156

Our tax return for the year ended December 31, 2019 has not been filed. The taxability information presented for our dividends paid in 2019 is based upon management’s estimate. Consequently, the taxability of dividends is subject to change. A summary of the tax characterization of the dividends paid by the General Partner for the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Common Shares
Ordinary income	80.7%	78.4%	23.7%
Capital gains	19.3%	21.6%	76.3%
	100.0%	100.0%	100.0%

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
Cash Paid for Income Taxes
We paid federal, state and local income taxes, net of income tax refunds, of $7.8 million, $3.7 million and $21.0 million in 2019, 2018 and 2017, respectively.
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
Assets or liabilities measured at fair value on a recurring basis primarily consist of derivative financial instruments (see Note 13). We were not party to any derivative financial instruments at December 31, 2019. In previous periods, we determined the fair value of derivative instruments using standard market conventions and techniques such as discounted cash flow analysis, option pricing models and termination cost at each balance sheet date. We recognized all derivatives at fair value within the line items Other Assets or Other Liabilities on our Consolidated Balance Sheet. We incorporated credit valuation adjustments to appropriately reflect nonperformance risk for us and the respective counter-party in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as mutual puts.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We determined that the majority of the inputs used to value our derivatives fell within Level 2 of the fair value hierarchy. Although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives.
In addition to the acquired properties discussed in Note 4, assets measured at fair value on a non-recurring basis in the Consolidated Financial Statements consisted of real estate assets, both buildings and undeveloped land, which were determined to be impaired and recorded at fair value as discussed in Note 7. The table below aggregates the total fair value of these impaired assets as determined during the years ended December 31, 2019, 2018 and 2017, respectively, by the levels in the fair value hierarchy (in thousands):

	2019			2018			2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Real estate assets	—	—	$—	—	—	$—	—	—	$14,299

Derivative Financial Instruments

We periodically enter into certain interest rate protection agreements to effectively convert or cap floating rate debt to a fixed rate, and to hedge anticipated future financing transactions, both of which qualify for cash flow hedge accounting treatment. We do not utilize derivative financial instruments for trading or speculative purposes.

In August 2017, the FASB issued ASU 2017-12, Targeted improvements to accounting for hedging activities ("ASU 2017-12"). ASU 2017-12 eliminates the current requirement to separately recognize periodic hedge ineffectiveness and requires the entire effect of the hedging instrument and hedged item to be presented in the same income statement line item. ASU 2017-12 was effective for public entities on January 1, 2019 on a modified retrospective approach with early adoption permitted after the issuance. We early adopted ASU 2017-12 effective October 1, 2018 and such adoption did not have a material impact on the consolidated financial statements.

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

New Accounting Pronouncements

Recently Adopted Accounting Pronouncement
Leases
On January 1, 2019, we adopted the new lease standard, ASC 842, utilizing the available election to adopt on a prospective basis. ASC 842 has superseded all previous GAAP guidance for accounting for leases.

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
Lessor Accounting
Our primary business is the development, acquisition, and operation of industrial real estate properties that are held for investment and leased to tenants. Due to electing the package of practical expedients that allow for relief from re-assessing the classification of existing leases at the adoption date, as well as based on the characteristics of our underlying assets and leases, all of our leases are classified as operating leases. We manage residual risk through investing in properties that we believe will appreciate in value over time. We also perform a credit analysis for tenants prior to leases being executed, and on an ongoing basis, to ensure collectability is probable prior to recognizing lease revenues on an accrual basis. For lessors, the accounting under ASC 842 remains largely unchanged with the notable exception that ASC 842 requires that lessors expense certain initial direct costs, which were capitalizable under prior leasing standards, as incurred. Under the new standard, only the incremental costs of signing a lease are capitalizable. As the result of this change, we recognized $12.4 million of expense for internal costs related to successful leases for the year ended December 31, 2019, presented separately in the line item "Non-Incremental Costs Related to Successful Leases" on the Consolidated Statements of Operations and Comprehensive Income, which previously would have been capitalized. For the year ended December 31, 2018 we capitalized $12.3 million of internal lease related costs which would have been expensed had ASC 842 been effective.
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
All revenues related to lease and lease-related services are included in, and comprise substantially all of, the caption "Rental and Related Revenue" on the Consolidated Statements of Operations and Comprehensive Income. The components of Rental and Related Revenue for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands and including discontinued operations):

	2019	2018	2017
Rental revenue - fixed payments	$645,759	$587,187	$585,064
Rental revenue - variable payments (1)	210,074	198,249	188,635
Rental and related revenue	$855,833	$785,436	$773,699
(1) Primarily includes tenant recoveries for real estate taxes, insurance and CAM.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The future minimum rents due to us under non-cancelable operating leases are as follows (in thousands):

Year	December 31, 2019
2020	$641,578
2021	640,615
2022	577,591
2023	507,101
2024	439,324
Thereafter	1,954,723
$4,760,932

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
As of December 31, 2019, our lease arrangements primarily consisted of office and ground leases. Adoption of the practical expedients resulted in the continued classification of our leases as operating leases. Expense recognized on these leases for the year ended December 31, 2019 was not material.
For these arrangements, we recognized a ROU asset and a corresponding lease liability at the January 1, 2019 adoption date of ASC 842, representing the discounted value of future lease payments required under our lease arrangements. A $40.5 million ROU asset, net of pre-existing lease related accruals, was included in Other Escrow Deposits and Other Assets, and a corresponding lease liability of $46.9 million was included in Other Liabilities on our Consolidated Balance Sheets as of December 31, 2019. In determining these amounts we elected an available practical expedient that allows us, as a lessee, to not separate lease and non-lease components.
The following table summarizes the future operating lease payments (in thousands) to be made under our non-cancellable lease arrangements:

Year	December 31, 2019	Year	December 31, 2018
2020	$8,299	2019	$6,487
2021	3,864	2020	7,594
2022	3,655	2021	2,987
2023	3,431	2022	2,255
2024	2,865	2023	1,949
Thereafter	84,119	Thereafter	85,523
Total undiscounted operating lease payments	$106,233	Total undiscounted operating lease payments	$106,795
Less: imputed interest	59,331
Present value of operating lease payments	$46,902

The weighted average remaining lease term for our lease arrangements, on a combined basis as of December 31, 2019, was 31.4 years. The weighted average discount rate for our lease arrangements as of December 31, 2019 was 4.47%. As the discount rates implied in our lease arrangements are not readily determinable, we utilized our current credit ratings and credit yields observed from market traded securities with similar credit ratings to form a reasonable basis to establish secured borrowing rates when determining the present value of future lease payments.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	Restricted Cash

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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$110,891	$17,901
Restricted cash held in escrow for like-kind exchange	1,673	—
Restricted cash included in other escrow deposits and other assets	8,867	7,616
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$121,431	$25,517

Restricted cash held in escrow for like-kind exchange on the Consolidated Balance Sheets includes cash received from the property dispositions but restricted only for qualifying like-kind exchange transactions.

(4)	Acquisitions and Dispositions

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

2019 Acquisitions

We paid cash of $210.2 million for asset acquisitions during the year ended December 31, 2019.

We acquired six properties during the year ended December 31, 2019. We determined that these six properties did not meet the definition of a business and, accordingly, we accounted for them as asset acquisitions as opposed to business combinations.

The following table summarizes amounts recognized for each major class of assets (in thousands) for these acquisitions during the year ended December 31, 2019:

Real estate assets	$205,390
Lease related intangible assets	11,716
Fair value of acquired net assets	$217,106

The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 6.5 years.

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

The following table summarizes amounts recognized for each major class of asset and liability (in thousands) for these acquisitions during the year ended December 31, 2017:

Real estate assets	$945,844
Lease related intangible assets	46,807
Total acquired assets	$992,651
Below market lease liability	1,483
Fair value of acquired net assets	$991,168

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

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements
We determine the fair value of the individual components of real estate asset acquisitions primarily through calculating the "as-if vacant" value of a building, using an income approach, which relies significantly upon internally determined assumptions. We have determined that these estimates primarily rely on Level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions used in calculating the "as-if vacant" value for acquisition activity during 2019 and 2018, respectively, are as follows:

	2019		2018
	Low	High	Low	High
Exit capitalization rate	4.23%	5.32%	3.80%	4.91%
Net rental rate per square foot	$5.90	$15.60	$6.50	$10.20

Capitalized acquisition costs were insignificant and the fair value of the six properties acquired during the year ended December 31, 2019 was substantially the same as the cost of acquisition.
Dispositions
Dispositions of buildings (see Note 7 for the number of buildings sold in each year, as well as for their classification between continuing and discontinued operations) and undeveloped land generated net cash proceeds of $432.7 million, $511.4 million and $2.52 billion in 2019, 2018 and 2017, respectively.
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
A portion of the sale price for the Medical Office Portfolio Disposition was financed through either unsecured notes, or first mortgage interests in a portion of the sold properties, that we provided to HTA and other buyers, totaling $400.0 million. We concluded that the value, and the rate of interest, for these financial instruments would approximate fair value as computed using an income approach and that this determination of fair value was primarily based upon Level 3 inputs. We collected the same amount of principal on notes receivable in the amount of $145.0 million for both 2019 and 2018. We held the remaining $110.0 million of notes receivable as of December 31, 2019 which matured and was paid in full in January 2020.
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
All other dispositions were not individually material.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	Related Party Transactions

We provide property management, asset management, leasing, construction and other tenant-related services to unconsolidated joint ventures in which we have equity interests. We recorded the corresponding fees based on contractual terms that approximate market rates for these types of services and have eliminated our ownership percentage of these fees in the consolidated financial statements. The following table summarizes the fees earned from these joint ventures, prior to elimination, for the years ended December 31, 2019, 2018 and 2017, respectively (in thousands):

	2019	2018	2017
Management fees	$1,736	$1,813	$2,422
Leasing fees	1,544	2,113	1,158
Construction and development fees	5,056	5,248	6,940

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	Investments in Unconsolidated Joint Ventures
Summarized Financial Information
As of December 31, 2019, we had equity interests in nine unconsolidated joint ventures that primarily own and operate rental properties and hold land for development.
Combined summarized financial information for the unconsolidated joint ventures at December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018 and 2017, are as follows (in thousands):

	2019	2018	2017
Rental revenue	$59,905	$60,446	$71,424
Gain on sale of properties - continuing operations	$24,099	$25,879	$4,986
Net income	$40,134	$44,372	$20,673

Equity in earnings of unconsolidated joint ventures (1)	$31,406	$21,444	$63,310

Land, buildings and tenant improvements, net	$305,888	$328,959
Construction in progress	7,747	43,892
Undeveloped land	29,518	28,247
Other assets	75,909	88,448
	$419,062	$489,546

Indebtedness	$129,700	$209,584
Other liabilities	24,208	38,172
	153,908	247,756
Owners' equity	265,154	241,790
	$419,062	$489,546

Investments in and advances to unconsolidated joint ventures (2)	$133,074	$110,795

(1) During 2017, we sold our interests in certain joint ventures, including the interests in the joint ventures sold in connection with the Medical Office Portfolio Disposition (see Note 4) for which we recognized a gain of $47.5 million. The gains recognized in connection with our sales of these ownership interests, which are classified within equity in earnings of unconsolidated joint ventures on the Consolidated Statements of Operations and Comprehensive Income, are not reflected in the summarized financial information for the underlying unconsolidated joint ventures.
(2) Differences between the net investment in our unconsolidated joint ventures and our underlying equity in the net assets of the ventures are primarily a result of previous impairments related to our investment in the unconsolidated joint ventures, basis differences associated with the sales of properties to joint ventures in which we retained an ownership interest and loans we have made to the joint ventures. These adjustments have resulted in an aggregate difference reducing our investments in unconsolidated joint ventures by $2.5 million and $11.4 million as of December 31, 2019 and 2018, respectively. Differences between historical cost basis and the basis reflected at the joint venture level (other than loans and impairments) are typically depreciated over the life of the related asset.
The scheduled principal payments of long term debt for the unconsolidated joint ventures, at our ratable ownership percentage, for each of the next five years and thereafter as of December 31, 2019 are as follows (in thousands):

Year	Future Repayments
2020	$—
2021	27,735
2022	122
2023	126
2024	131
Thereafter	36,736
$64,850

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)	Real Estate Assets, Discontinued Operations, Assets Held-for-Sale and Impairments

Real Estate Assets
Real estate assets, excluding assets held-for-sale, consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Buildings and tenant improvements	$5,295,336	$4,980,003
Land and improvements	2,532,541	2,268,343
Other real estate investments (1)	165,500	—
Real estate assets	$7,993,377	$7,248,346

(1) Includes real estate assets that we intend to redevelop within a relatively short time frame that are under leaseback to the seller(s) and generating income.

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

The following table illustrates the number of sold or held-for-sale properties included in, or excluded from, discontinued operations:

	Held-for-Sale at December 31, 2019	Sold in 2019	Sold in 2018	Sold in 2017	Total
Industrial	—	—	—	—	—
Non-Reportable Rental Operations	—	—	—	81	81
Total properties included in discontinued operations	—	—	—	81	81
Properties excluded from discontinued operations	1	28	15	17	61
Total properties sold or classified as held-for-sale	1	28	15	98	142

Properties sold in 2017 but excluded from discontinued operations included four properties under development, which were disposed as part of the Medical Office Portfolio Disposition, as these properties did not meet the criteria to be included in discontinued operations.

For the properties that were classified in discontinued operations, we allocated interest expense to discontinued operations and have included such interest expense in computing income from discontinued operations. Interest expense allocable to discontinued operations includes interest on any secured debt for properties included in discontinued operations and an allocable share of our consolidated unsecured interest expense for unencumbered properties. The allocation of unsecured interest expense to discontinued operations was based upon the gross book value of the unencumbered real estate assets included in discontinued operations as it related to the total gross book value of our unencumbered real estate assets. There were no additional properties classified as discontinued operations during the years ended December 31, 2019 and 2018 and, as such, no interest expense was allocated to discontinued operations during those periods.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the operational results of the buildings reflected in discontinued operations for the years ended December 31, 2019, 2018 and 2017, respectively (in thousands):

	2019	2018	2017
Revenues	$—	$117	$87,185
Operating expenses	—	(9)	(28,102)
Depreciation and amortization	—	—	(25,911)
Operating income	—	108	33,172
Interest expense	—	—	(14,736)
Income before gain on sales and income taxes	—	108	18,436
Gain on sale of depreciable properties	445	3,792	1,357,778
Income from discontinued operations before income taxes	445	3,900	1,376,214
Income tax expense	—	—	(12,465)
Income from discontinued operations	$445	$3,900	$1,363,749

Income tax expense included in discontinued operations relates to the sale of certain properties owned by our taxable REIT subsidiary. The amounts classified in discontinued operations for the years ended December 31, 2019 and 2018 were comprised of true-up activity related to properties sold in previous years that were classified as discontinued operations.

There were no capital expenditures for properties classified within discontinued operations for the years ended December 31, 2019 and 2018. Capital expenditures on a cash basis for the year ended December 31, 2017 were $20.9 million for properties classified within discontinued operations.

Allocation of Noncontrolling Interests - General Partner

The following table illustrates the General Partner's share of the income attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income between continuing and discontinued operations to noncontrolling interests, for the years ended December 31, 2019, 2018 and 2017, respectively (in thousands):

	2019	2018	2017
Income from continuing operations attributable to common shareholders	$428,531	$379,865	$288,075
Income from discontinued operations attributable to common shareholders	441	3,864	1,346,356
Net income attributable to common shareholders	$428,972	$383,729	$1,634,431

Allocation of Noncontrolling Interests - Partnership

Substantially all of the income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is attributable to the common unitholders.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets Held-for-Sale

At December 31, 2019, one in-service property was classified as held-for-sale, but did not meet the criteria to be classified within discontinued operations. The following table illustrates aggregate balance sheet information for all properties and land held-for-sale (in thousands):

	Held-for-Sale Properties Included in Continuing Operations
	December 31, 2019	December 31, 2018
Land and improvements	$4,561	$—
Buildings and tenant improvements	18,840	—
Undeveloped land	—	1,966
Accumulated depreciation	(7,132)	(884)
Deferred leasing and other costs, net	2,100	—
Other assets	94	—
Total assets held-for-sale	$18,463	$1,082

Total liabilities held-for-sale	$887	$—

Impairment Charges

The following table illustrates impairment charges recognized during the years ended December 31, 2019, 2018 and 2017, respectively (in thousands):

	2019	2018	2017
Impairment charges - land	$—	$—	$3,622
Impairment charges - building	—	—	859
Impairment charges	$—	$—	$4,481

Primarily as the result of changes in our intended use for certain of our undeveloped land holdings, we recognized impairment charges of $3.6 million for the year ended December 31, 2017. The various land holdings written down to fair value totaled 12 acres for the year ended December 31, 2017. The fair value of the land upon which we recognized impairment charges was estimated based on asset-specific offers to purchase, comparable transactions and, in certain cases, estimates made by national and local independent real estate brokers who were familiar with the land parcels subject to evaluation as well as with conditions in the specific markets where the various land parcels are located. In all cases when estimates from brokers were utilized, members of our senior management who were responsible for the individual markets where the land parcels are located, and members of the Company’s accounting and financial management team, reviewed the broker’s estimates for factual accuracy and reasonableness. In all cases, we were ultimately responsible for all valuation estimates made in determining the extent of the impairment. Our valuation estimates primarily relied upon Level 3 inputs.

(8)	Indebtedness

All debt is issued directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee some of the unsecured debt of the Partnership.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indebtedness at December 31, 2019 and 2018 consists of the following (in thousands):

	Maturity Date	Weighted Average Interest Rate	Weighted Average Interest Rate
		2019	2018	2019	2018
Fixed rate secured debt	2021 to 2027	5.92%	6.91%	$32,287	$77,601
Variable rate secured debt	2025	1.39%	1.72%	1,900	2,200
Unsecured debt	2022 to 2029	3.71%	3.92%	2,900,000	2,575,000
Unsecured line of credit	2022	—%	3.39%	—	30,000
				$2,934,187	$2,684,801
Less: Deferred financing costs				19,422	26,300
Total indebtedness as reported on consolidated balance sheets				$2,914,765	$2,658,501

Secured Debt

At December 31, 2019, our secured debt was collateralized by rental properties with a carrying value of $99.0 million and by a letter of credit in the amount of $1.9 million.

The fair value of our fixed rate secured debt at December 31, 2019 was $34.5 million. Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated market rates for all of our current fixed rate secured debt is between 3.10% and 3.30%, based on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon Level 3 inputs.

During 2019, we repaid three fixed rate secured loans, totaling $41.7 million, which had a weighted average stated interest rate of 7.76%.

During 2018, we repaid three loans, totaling $227.1 million, which had a weighted average stated rate of 7.62%.

Unsecured Debt
At December 31, 2019, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 100.00% to 129.00% of face value.
The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such financial covenants at December 31, 2019.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We took the following actions during 2019 and 2018 as it pertains to our unsecured indebtedness:

•
In November 2019, we issued $400.0 million of senior unsecured notes that bear interest at a stated interest rate of 2.88%, have an effective interest rate of 3.96% when including the impact of interest rate swap amortization from AOCL, and mature on November 15, 2029.

•
In October 2019, we redeemed $250.0 million of senior unsecured notes that had a scheduled maturity date of February 2021 and bore a stated interest rate of 3.88% and an effective rate of 3.91%. We recognized a loss on debt extinguishment of $6.3 million, which included a prepayment premium and the write-off of unamortized deferred financing costs.

•
In August 2019, we issued $175.0 million of senior unsecured notes bearing interest at a stated interest rate of 3.38% and maturing on December 15, 2027, at 104.16% par value, resulting in an effective interest rate of 2.80%. Proceeds from the unsecured notes offering were primarily used to repay the borrowings under the unsecured line of credit. The notes were issued as additional notes under an indenture pursuant to which we previously issued $300.0 million senior unsecured notes due 2027 in December 2017. These notes have substantially identical terms.

•
In September 2018, we issued $450.0 million of senior unsecured notes that bear interest at a stated interest rate of 4.00%, have an effective interest rate of 4.13%, and mature on September 15, 2028. A portion of these proceeds were used to repay two of the secured loans noted above, totaling $223.9 million with a weighted average stated interest rate of 7.63% and a maturity date of March 10, 2019.

Unsecured Line of Credit
Our unsecured line of credit at December 31, 2019 is described as follows (in thousands):

			Outstanding Balance at
Description	Borrowing Capacity	Maturity Date	December 31, 2019
Unsecured Line of Credit – Partnership	$1,200,000	January 30, 2022	$—

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
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At December 31, 2019, we were in compliance with all financial covenants under this line of credit.
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

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Fair Value
As all of our fair value debt disclosures relied primarily on Level 3 inputs, the following table summarizes the book value and changes in the fair value of our debt for the year ended December 31, 2019 (in thousands):

	Book Value at 12/31/2018	Book Value at 12/31/2019	Fair Value at 12/31/2018	Issuances and Assumptions	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 12/31/2019
Fixed rate secured debt	$77,601	$32,287	$80,238	$—	$(45,215)	$(476)	$34,547
Variable rate secured debt	2,200	1,900	2,200	—	(300)	—	1,900
Unsecured debt	2,575,000	2,900,000	2,549,963	575,000	(250,000)	170,522	3,045,485
Unsecured line of credit	30,000	—	30,000	—	(30,000)	—	—
Total	$2,684,801	$2,934,187	$2,662,401	$575,000	$(325,515)	$170,046	$3,081,932
Less: Deferred financing costs	26,300	19,422
Total indebtedness as reported on the consolidated balance sheets	$2,658,501	$2,914,765

Scheduled Maturities and Interest Paid
At December 31, 2019, the scheduled amortization and maturities of all indebtedness, excluding fair value adjustment, for the next five years and thereafter were as follows (in thousands):

Year	Amount
2020	$3,883
2021	12,463
2022	603,611
2023	253,817
2024	304,036
Thereafter	1,756,325
$2,934,135

The amount of interest paid in 2019, 2018 and 2017 was $111.8 million, $108.2 million and $121.0 million, respectively. The amount of interest capitalized in 2019, 2018 and 2017 was $26.5 million, $27.2 million and $18.9 million, respectively.

(9)	Segment Reporting
Reportable Segments
During the year ended December 31, 2017, we completed the Medical Office Portfolio Disposition, which resulted in all of our in-service medical office properties being classified within discontinued operations, with the exception of a property that did not meet the criteria for classification as held-for-sale at December 31, 2019. As a result of this transaction, beginning the second quarter of 2017, our medical office properties were no longer presented as a separate reportable segment, with substantially all such operating results being classified within discontinued operations. The remaining medical office property included in continuing operations no longer meets the quantitative thresholds for separate presentation, and is classified as part of our Non-Reportable Rental Operations. Properties that are not included in our reportable segments, because they do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are generally referred to as Non-Reportable Rental Operations. Our Non-Reportable Rental Operations primarily include our remaining office properties and medical office property at December 31, 2019.

As of December 31, 2019, we had two reportable operating segments, the first consisting of the ownership and rental of industrial real estate investments. Our ongoing investments in new real estate investments are determined largely upon anticipated geographic trends in supply and demand for industrial buildings, as well as the real estate

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

needs of our major tenants that operate on a national level. Our strategic initiatives and our allocation of resources have been historically based upon allocation among product types, which was consistent with our designation of reportable segments, and after having sold nearly all of our office and medical office properties we intend to increase our investment in industrial properties and treat them as a single operating and reportable segment. The operations of our industrial properties, as well as our Non-Reportable Rental Operations, are collectively referred to as "Rental Operations."

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

Revenues by Reportable Segment
The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues, for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Revenues
Rental Operations:
Industrial	$848,806	$775,713	$661,226
Non-Reportable Rental Operations	5,794	7,862	24,101
Service Operations	117,926	162,551	94,420
Total segment revenues	972,526	946,126	779,747
Other revenue	1,233	1,744	1,187
Consolidated revenue from continuing operations	973,759	947,870	780,934
Discontinued operations	—	117	87,185
Consolidated revenue	$973,759	$947,987	$868,119

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

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows a reconciliation of our segment-level measures of profitability to consolidated income from continuing operations before income taxes, for the years ended December 31, 2019, 2018 and 2017 (in thousands and excluding discontinued operations):

	2019	2018	2017
PNOI
Industrial	$599,416	$526,627	$439,404
Non-Reportable Rental Operations	3,811	5,276	4,887
PNOI, excluding all sold properties	603,227	531,903	444,291
PNOI from sold properties included in continuing operations	14,894	32,453	49,652
PNOI, continuing operations	618,121	564,356	493,943

Earnings from Service Operations	6,360	8,642	4,963

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	21,573	24,604	15,520
Revenues related to lease buyouts	1,235	23	10,816
Amortization of lease concessions and above and below market rents	7,802	2,332	(3,667)
Intercompany rents and other adjusting items	1,012	1,271	1,004
Non-Segment Items:
Equity in earnings of unconsolidated joint ventures	31,406	21,444	63,310
Promote income	—	—	20,007
Interest expense	(89,756)	(85,006)	(87,003)
Depreciation and amortization expense	(327,223)	(312,217)	(273,561)
Gain on sale of properties	234,653	204,988	113,669
Impairment charges	—	—	(4,481)
Interest and other income, net	9,941	17,234	14,721
General and administrative expenses	(60,889)	(56,218)	(54,944)
Gain on land sales	7,445	10,334	9,244
Other operating expenses	(5,318)	(5,231)	(4,212)
Loss on extinguishment of debt	(6,320)	(388)	(26,104)
Gain on involuntary conversion	2,259	—	—
Non-incremental costs related to successful leases	(12,402)	—	—
Other non-segment revenues and expenses, net	986	(3,972)	(2,990)
Income from continuing operations before income taxes	$440,885	$392,196	$290,235

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
Assets by Reportable Segment
 The assets for each of the reportable segments at December 31, 2019 and 2018 were as follows (in thousands):

	December 31, 2019	December 31, 2018
Assets
Rental Operations:
Industrial	$7,843,302	$7,155,505
Non-Reportable Rental Operations	39,700	43,496
Service Operations	150,882	132,483
Total segment assets	8,033,884	7,331,484
Non-segment assets	386,678	472,540
Consolidated assets	$8,420,562	$7,804,024

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to revenues and PNOI, we also review our second generation capital expenditures in measuring the performance of our individual Rental Operations segments. We review these expenditures to determine the costs associated with re-leasing vacant space and maintaining the condition of our properties. Our second generation capital expenditures are included within "second generation tenant improvements, leasing costs and building improvements" in our consolidated statements of Cash Flows and are primarily attributable to the industrial segment for the years ended December 31, 2019, 2018 and 2017.

(10)	Employee Benefit Plans
We maintain a 401(k) plan for our eligible employees. We make matching contributions of 50% of the employee salary deferral contributions up to 6% of eligible compensation and may also make annual discretionary contributions. A discretionary contribution was declared at the end of 2019, 2018 and 2017. The total expense recognized for this plan was $2.1 million, $1.8 million and $2.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(11)	Shareholders' Equity of the General Partner and Partners' Capital of the Partnership
General Partner
The General Partner has an ATM equity program that allows it to issue and sell its common shares through sales agents from time to time. Actual sales under the ATM equity program depend on a variety of factors to be determined by the General Partner, including, among others, market conditions, the trading price of the General Partner’s common stock, determinations by the General Partner of the appropriate sources of funding and potential uses of funding available.
In August 2019, the General Partner terminated its previous equity distribution agreement for the ATM equity program and entered into a new equity distribution agreement to sell shares of its common stock, $0.01 par value per share, from time to time, up to an aggregate offering price of $400.0 million.
During 2019, the General Partner issued 8.0 million common shares pursuant to its ATM equity programs, generating gross proceeds of $266.3 million and, after deducting commissions and other costs, net proceeds of $263.3 million. The proceeds from these offerings were contributed to the Partnership and used to fund development activities.
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
We are authorized to issue up to 10.6 million shares of the General Partner's common stock under our stock-based employee and non-employee compensation plans.

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
RSUs granted to employees from 2015 to 2019 vest ratably in most cases over a three-year period, and are payable in shares of our common stock with a new share of such common stock issued upon each RSU's vesting. RSUs granted to employees prior to 2015 vest ratably over a five-year period and are payable in the same manner. RSUs granted to existing non-employee directors vest 100% over one year and have contractual lives of one year.
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

The following table summarizes transactions for our RSUs, excluding dividend equivalents, for 2019:

Restricted Stock Units	Number of RSUs	Weighted Average Grant-Date Fair Value
RSUs at December 31, 2018	956,403	$23.36
Granted	392,345	$29.98
Vested	(590,364)	$22.15
Forfeited	(10,204)	$27.60
RSUs at December 31, 2019	748,180	$27.73

Compensation cost recognized for RSUs totaled $11.0 million, $11.9 million and $11.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, there was $6.0 million of total unrecognized compensation expense related to nonvested RSUs granted under the Plan, which is expected to be recognized over a weighted average period of 1.7 years.

The total intrinsic value (which is equal to the value of a share of the General Partner's common stock on the date of vesting) of RSUs vested during the years ended December 31, 2019, 2018 and 2017 was $17.7 million, $18.3 million and $19.3 million, respectively.

The weighted average grant-date fair value of RSUs granted during 2018 and 2017 was $25.38 and $25.42, respectively.

The weighted average grant-date fair value of nonvested RSUs as of December 31, 2017 was $20.79.

(13)	Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. In an effort to manage interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes.

In 2018, we entered into two forward starting interest rate swaps with notional amounts of $200.0 million. In 2019, we entered into three additional forward starting interest rate swaps with notional amounts of $150.0 million. We entered into these interest rate swap contracts to hedge our exposure to the changes in the interest rates on an anticipated debt offering in late 2019. These forward starting swaps were appropriately designated as cash flow hedges, with any changes in fair value recorded in AOCL. We determined the fair values of these interest rate swaps by using standard market conventions and techniques such as discounted cash flow analysis, option pricing models and termination cost at each balance sheet date. The inputs used to value these interest rate swaps fall within Level 2 of the fair value hierarchy.

In November 2019, we issued $400.0 million of 2.88% senior unsecured notes due 2029 (see Note 8) and terminated all of the forward starting interest rate swaps, resulting in a cash payment of $35.6 million to the counter parties, which was recorded in AOCL and is being recognized through interest expense over the term of the notes. The remaining unamortized amount as of December 31, 2019 was $35.0 million.

(14)	Commitments and Contingencies
The Partnership has guaranteed the repayment of $22.0 million of economic development bonds issued by various municipalities in connection with certain commercial developments. We may be required to make payments under our guarantees to the extent that incremental taxes from specified developments are not sufficient to pay the bond debt service. Management does not believe that it is probable that we will be required to make any significant payments in satisfaction of these guarantees.
The Partnership also has guaranteed the repayment of loans associated with one of our unconsolidated joint ventures. At December 31, 2019, the maximum guarantee exposure for these loans was approximately $55.4 million.

We lease certain land positions with terms extending to December 31, 2065, with a total future payment obligation of $90.2 million at December 31, 2019. No payments on these ground leases, which are classified as operating leases, are material in any individual year.

In addition to ground leases, we are party to other operating leases as part of conducting our business, including leases of office space from third parties, with a total future payment obligation of $35.4 million at December 31, 2019. No future payments on these leases are material in any individual year.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions is not expected to materially affect our consolidated financial statements or results of operations.

We own certain parcels of land that are subject to special property tax assessments levied by quasi municipal entities. To the extent that such special assessments are fixed and determinable, the discounted value of the full assessment is recorded as a liability. We have $1.0 million of such special assessment liabilities, which are included within other liabilities on our Consolidated Balance Sheets as of December 31, 2019.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15)	Selected Interim Financial Information (unaudited)
The tables below are the Company's selected quarterly information for the years ended December 31, 2019 and 2018 (in thousands, except per common share or per Common Unit data):

	Quarter Ended
2019	December 31	September 30	June 30	March 31

Rental and related revenue	$217,387	$215,374	$213,107	$209,965
General contractor and service fee revenue	$13,088	$25,955	$23,919	$54,964

General Partner
Net income attributable to common shareholders	$86,802	$226,566	$71,053	$44,551
Basic income per common share	$0.24	$0.62	$0.20	$0.12
Diluted income per common share	$0.23	$0.62	$0.20	$0.12
Weighted average common shares	367,603	362,416	359,681	359,139
Weighted average common shares and potential dilutive securities	372,464	367,271	362,926	362,362

Partnership
Net income attributable to common unitholders	$87,509	$228,534	$71,674	$44,933
Basic income per Common Unit	$0.24	$0.62	$0.20	$0.12
Diluted income per Common Unit	$0.23	$0.62	$0.20	$0.12
Weighted average Common Units	370,725	365,558	362,826	362,204
Weighted average Common Units and potential dilutive securities	372,464	367,271	362,926	362,362

2018	December 31	September 30	June 30	March 31

Rental and related revenue	$202,858	$196,912	$192,093	$193,456
General contractor and service fee revenue	$67,999	$34,986	$18,465	$41,101

General Partner
Net income attributable to common shareholders	$63,896	$53,025	$193,845	$72,963
Basic income per common share	$0.18	$0.15	$0.54	$0.20
Diluted income per common share	$0.18	$0.15	$0.54	$0.20
Weighted average common shares	358,561	357,898	357,054	356,740
Weighted average common shares and potential dilutive securities	362,536	361,410	362,741	360,400

Partnership
Net income attributable to common unitholders	$64,422	$53,520	$195,669	$73,646
Basic income per Common Unit	$0.18	$0.15	$0.54	$0.20
Diluted income per Common Unit	$0.18	$0.15	$0.54	$0.20
Weighted average Common Units	361,672	361,200	360,447	360,095
Weighted average Common Units and potential dilutive securities	362,536	361,410	362,741	360,400

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16)	Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on January 29, 2020:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common	$0.235	February 14, 2020	February 28, 2020

Issuance of Senior Unsecured Notes

In February 2020, we issued $325.0 million of senior unsecured notes that bear a stated interest rate of 3.05%, have an effective interest rate of 3.19%, and mature on March 1, 2050. Proceeds from the unsecured notes offering will primarily be used to redeem $300.0 million of 4.38% senior unsecured notes due 2022.

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2019 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2019
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Atlanta, Georgia
Airport Distribution 3781	Industrial	—	4,064	11,383	331	4,064	11,714	15,778	2,763	2002	2014

Aurora, Illinois
Meridian Business 880	Industrial	—	963	4,625	1,420	963	6,045	7,008	2,964	2000	2000
4220 Meridian Parkway	Industrial	—	970	3,512	26	970	3,538	4,508	1,349	2004	2004
Butterfield 2805	Industrial	—	9,185	10,795	5,907	9,272	16,615	25,887	9,694	2008	2008
Meridian Business 940	Industrial	—	2,674	6,923	2,237	2,674	9,160	11,834	2,594	1998	2012
Butterfield 4000	Industrial	—	3,132	12,639	70	3,132	12,709	15,841	2,502	2016	2016
Butterfield 2850	Industrial	—	11,317	18,305	130	11,317	18,435	29,752	4,243	2016	2016
Butterfield 4200	Industrial	—	5,777	13,108	2,762	5,967	15,680	21,647	3,731	2016	2016
Butterfield 2865	Industrial	—	28,151	41,112	14	28,151	41,126	69,277	7,342	2017	2017

Austell, Georgia
Hartman Business 7545	Industrial	—	2,640	21,471	29	2,640	21,500	24,140	6,918	2008	2012
240 The Bluffs	Industrial	—	6,138	15,447	3,078	6,138	18,525	24,663	696	2018	2018

Baltimore, Maryland
Chesapeake Commerce 5901	Industrial	—	3,345	1,355	3,957	3,365	5,292	8,657	3,269	2008	2008
Chesapeake Commerce 5003	Industrial	—	6,488	7,087	3,620	6,546	10,649	17,195	5,510	2008	2008
Chesapeake Commerce 2010	Industrial	—	37,557	38,011	36	37,727	37,877	75,604	17,001	2014	2014
Chesapeake Commerce 5501	Industrial	—	13,724	8,043	4,518	13,782	12,503	26,285	5,118	2014	2014
Chesapeake Commerce 1500	Industrial	—	8,289	10,268	105	8,333	10,329	18,662	2,881	2016	2016
Chesapeake Commerce 5900	Industrial	—	5,567	6,100	870	5,567	6,970	12,537	1,275	2017	2017

Batavia, Ohio
S Afton Industrial Park 3001	Industrial	—	5,729	20,720	—	5,729	20,720	26,449	718	2019	2019

Baytown, Texas
4570 E. Greenwood	Industrial	—	9,323	5,934	—	9,323	5,934	15,257	4,937	2005	2007

Bloomingdale, Georgia
Morgan Business Center 400	Industrial	—	18,385	44,455	520	18,385	44,975	63,360	4,591	2017	2017

Bolingbrook, Illinois
250 East Old Chicago Road	Industrial	—	3,050	4,038	142	3,050	4,180	7,230	3,282	2005	2005
Crossroads 2	Industrial	—	1,418	5,482	921	1,418	6,403	7,821	2,608	1998	2010
Crossroads 375	Industrial	—	1,330	4,371	523	1,330	4,894	6,224	1,959	2000	2010
Crossroads Parkway 370	Industrial	—	2,409	4,236	881	2,409	5,117	7,526	1,879	1989	2011
Crossroads Parkway 605	Industrial	—	3,656	7,587	2,559	3,656	10,146	13,802	2,849	1998	2011
Crossroads Parkway 335	Industrial	—	2,574	8,342	779	2,574	9,121	11,695	2,678	1997	2012

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2019 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2019
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired

Boynton Beach, Florida
Gateway Center 1103	Industrial	—	4,271	5,313	1,752	4,271	7,065	11,336	3,015	2002	2010
Gateway Center 3602	Industrial	—	2,006	4,584	216	2,006	4,800	6,806	1,682	2002	2010
Gateway Center 3402	Industrial	—	2,381	3,218	763	2,381	3,981	6,362	1,506	2002	2010
Gateway Center 2055	Industrial	—	1,800	2,583	192	1,800	2,775	4,575	1,060	2000	2010
Gateway Center 2045	Industrial	—	1,238	1,541	1,174	1,238	2,715	3,953	1,293	2000	2010
Gateway Center 2035	Industrial	—	1,238	1,304	699	1,238	2,003	3,241	772	2000	2010
Gateway Center 2025	Industrial	—	1,800	2,658	217	1,800	2,875	4,675	1,112	2000	2010
Gateway Center 1926	Industrial	—	4,781	9,900	2,043	4,781	11,943	16,724	4,839	2004	2010

Braselton, Georgia
Braselton Business 920	Industrial	—	1,365	7,713	5,003	1,529	12,552	14,081	5,956	2001	2001
625 Braselton Pkwy	Industrial	—	9,855	21,010	5,895	11,062	25,698	36,760	15,089	2006	2005
1350 Braselton Parkway	Industrial	—	8,227	8,856	5,360	8,227	14,216	22,443	10,428	2008	2008
1380 Jesse Cronic Rd	Industrial	—	8,519	17,534	—	8,519	17,534	26,053	991	2019	2019

Brentwood, Tennessee
Brentwood South Business 7104	Industrial	—	1,065	4,410	1,802	1,065	6,212	7,277	3,234	1987	1999
Brentwood South Business 7106	Industrial	—	1,065	1,844	1,950	1,065	3,794	4,859	1,976	1987	1999
Brentwood South Business 7108	Industrial	—	848	3,233	1,460	848	4,693	5,541	2,529	1989	1999

Bridgeton, Missouri
DukePort 13870	Industrial	—	2,124	5,316	720	2,124	6,036	8,160	2,739	1996	2010
DukePort 13890	Industrial	—	1,470	2,701	184	1,470	2,885	4,355	1,383	1997	2010
DukePort 4730	Industrial	—	600	2,690	463	600	3,153	3,753	1,100	1998	2010
DukePort 13269	Industrial	—	1,664	5,752	416	1,664	6,168	7,832	2,740	1999	2010
DukePort 4745	Industrial	—	834	3,622	371	834	3,993	4,827	1,360	1999	2010
DukePort 13201	Industrial	—	2,475	5,459	2,105	2,475	7,564	10,039	3,092	2001	2010

Brooklyn Park, Minnesota
7300 Northland Drive	Industrial	—	700	5,289	673	703	5,959	6,662	3,076	1999	1998
Crosstown North 9201	Industrial	—	835	4,433	1,536	1,121	5,683	6,804	2,978	1998	1999
Crosstown North 8400	Industrial	—	2,079	4,926	2,308	2,233	7,080	9,313	3,506	1999	1999
Crosstown North 9100	Industrial	—	1,079	3,743	1,005	1,166	4,661	5,827	2,286	2000	2000
Crosstown North 9200	Industrial	—	2,723	2,674	2,706	2,723	5,380	8,103	3,248	2005	2005
Crosstown North 7601	Industrial	—	4,564	7,472	1,228	4,564	8,700	13,264	4,849	2005	2005

Brookshire, Texas
Katy 90	Industrial	—	23,245	50,678	(62)	23,245	50,616	73,861	4,572	2018	2018

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2019 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2019
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Buena Park, California
6280 Artesia Boulevard	Industrial	—	28,582	5,010	504	28,582	5,514	34,096	622	2005	2017

Carol Stream, Illinois
Carol Stream 815	Industrial	—	3,037	11,210	2,029	3,037	13,239	16,276	5,487	2004	2003
Carol Stream 640	Industrial	—	1,095	3,200	454	1,095	3,654	4,749	1,437	1998	2010
Carol Stream 370	Industrial	—	1,556	5,960	822	1,569	6,769	8,338	2,418	2002	2010
250 Kehoe Boulevard	Industrial	—	1,715	7,552	250	1,715	7,802	9,517	2,446	2008	2011
Carol Stream 720	Industrial	—	4,031	17,759	1,019	4,751	18,058	22,809	5,799	1999	2011

Carteret, New Jersey
900 Federal Blvd.	Industrial	—	2,088	24,712	7	2,088	24,719	26,807	2,384	2017	2017

Chino, California
13799 Monte Vista	Industrial	—	14,046	8,236	2,230	14,046	10,466	24,512	5,349	2013	2013

Cincinnati, Ohio
311 Elm Street - Leasehold Improvements	Other	—	—	4,760	2,018	—	6,778	6,778	6,556	1986	1993
Kenwood Commons 8230	Office	623	638	42	1,342	638	1,384	2,022	689	1986	1993
Kenwood Commons 8280	Office	1,277	638	282	1,643	638	1,925	2,563	874	1986	1993
World Park 5389	Industrial	—	1,133	5,550	1,168	1,133	6,718	7,851	2,126	1994	2010
World Park 5232	Industrial	—	1,268	5,104	120	1,268	5,224	6,492	1,858	1997	2010
World Park 5399	Industrial	—	870	5,251	787	870	6,038	6,908	2,220	1998	2010
World Park 5265	Industrial	—	2,492	11,905	4,632	2,492	16,537	19,029	5,731	1999	2010

City of Industry, California
825 Ajax Ave	Industrial	—	38,930	27,627	8,133	38,930	35,760	74,690	3,257	2017	2017

College Station, Texas
Baylor College Station MOB	Medical Office	—	5,551	33,770	4,146	5,551	37,916	43,467	13,389	2013	2013

Columbus, Ohio
RGLP Intermodal North 9224	Industrial	—	1,550	19,873	885	1,550	20,758	22,308	2,438	2016	2016
RGLP Intermodal S 9799	Industrial	—	13,065	44,159	—	13,065	44,159	57,224	2,461	2018	2018

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2019 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2019
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Coppell, Texas
Freeport X	Industrial	—	2,145	12,784	3,641	2,145	16,425	18,570	6,487	2004	2004
Point West 400	Industrial	—	10,181	12,803	9,024	10,475	21,533	32,008	11,729	2008	2008
Point West 240	Industrial	—	6,785	11,700	8,143	7,519	19,109	26,628	12,371	2008	2008
Point West 120	Industrial	—	3,267	8,695	1,024	3,267	9,719	12,986	3,464	2015	2015

Corona, California
1283 Sherborn Street	Industrial	—	8,677	16,753	66	8,677	16,819	25,496	7,865	2005	2011

Cranbury, New Jersey
311 Half Acre Road	Industrial	—	6,600	14,636	—	6,600	14,636	21,236	4,242	2004	2013
315 Half Acre Road	Industrial	—	14,100	30,084	—	14,100	30,084	44,184	8,605	2004	2013

Davenport, Florida
Park 27 Distribution 210	Industrial	—	1,143	5,052	592	1,198	5,589	6,787	2,325	2003	2003
Park 27 Distribution 220	Industrial	—	4,374	5,066	5,850	4,502	10,788	15,290	5,540	2007	2007

Davie, Florida
Westport Business Park 2555	Industrial	—	1,200	1,276	81	1,200	1,357	2,557	742	1991	2011
Westport Business Park 2501	Industrial	—	1,088	779	245	1,088	1,024	2,112	591	1991	2011
Westport Business Park 2525	Industrial	—	2,363	5,791	1,267	2,363	7,058	9,421	2,392	1991	2011

Deer Park, Texas
801 Seaco Court	Industrial	—	2,331	4,673	632	2,331	5,305	7,636	1,709	2006	2012

Des Moines, Washington
21202 24th Ave South	Industrial	—	18,720	36,496	43	18,720	36,539	55,259	1,736	2018	2018
21402 24th Ave South	Industrial	—	18,970	31,048	969	18,970	32,017	50,987	1,401	2018	2018

Duluth, Georgia
Sugarloaf 2775	Industrial	—	560	4,298	1,211	560	5,509	6,069	2,681	1997	1999
Sugarloaf 3079	Industrial	—	776	4,536	3,623	776	8,159	8,935	3,956	1998	1999
Sugarloaf 2855	Industrial	—	765	2,618	1,860	765	4,478	5,243	2,202	1999	1999
Sugarloaf 6655	Industrial	—	1,651	6,804	1,748	1,651	8,552	10,203	4,025	1998	2001
2625 Pinemeadow Court	Industrial	—	861	3,107	676	861	3,783	4,644	1,211	1994	2010
2660 Pinemeadow Court	Industrial	—	540	2,234	302	540	2,536	3,076	1,321	1996	2010
2450 Satellite Boulevard	Industrial	—	556	1,897	451	556	2,348	2,904	963	1994	2010

DuPont, Washington
2700 Center Drive	Industrial	—	34,413	37,943	520	34,582	38,294	72,876	13,472	2013	2013

Durham, North Carolina
Centerpoint Raleigh 1805	Industrial	—	4,110	10,343	5,060	4,110	15,403	19,513	5,319	2000	2011
Centerpoint Raleigh 1757	Industrial	—	2,998	8,722	14	2,998	8,736	11,734	2,728	2007	2011

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2019 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2019
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Eagan, Minnesota
Apollo 920	Industrial	—	866	3,234	2,076	895	5,281	6,176	2,915	1997	1997
Apollo 940	Industrial	—	474	2,092	808	474	2,900	3,374	1,397	2000	2000
Apollo 950	Industrial	—	1,432	5,988	127	1,432	6,115	7,547	3,008	2000	2000
2015 Silver Bell Road	Industrial	—	1,740	4,180	2,864	1,740	7,044	8,784	3,767	1999	1999
Trapp 1279	Industrial	—	671	3,441	969	691	4,390	5,081	2,198	1996	1998
Trapp 1245	Industrial	—	1,250	5,424	1,657	1,250	7,081	8,331	3,735	1998	1998

Earth City, Missouri
Corporate Trail 3655	Industrial	—	2,850	4,597	2,526	2,875	7,098	9,973	4,311	2006	2006

East Point, Georgia
Camp Creek 2400	Industrial	—	296	627	2,310	300	2,933	3,233	1,336	1988	2001
Camp Creek 2600	Industrial	—	364	824	1,680	368	2,500	2,868	1,265	1990	2001
Camp Creek 3201	Industrial	—	1,937	7,426	4,202	1,937	11,628	13,565	5,007	2004	2004
Camp Creek 3900	Industrial	—	1,059	2,919	2,372	1,220	5,130	6,350	2,883	2005	2005
Camp Creek 3909	Industrial	—	5,687	1,309	26,522	15,168	18,350	33,518	15,463	2014	2006
Camp Creek 4200	Industrial	—	2,065	7,037	3,677	2,438	10,341	12,779	6,199	2006	2006
Camp Creek 3000	Industrial	—	1,163	1,020	1,479	1,258	2,404	3,662	1,640	2007	2007
Camp Creek 4800	Industrial	—	2,476	3,906	2,252	2,740	5,894	8,634	3,367	2008	2008
Camp Creek 4100	Industrial	—	3,130	9,115	554	3,327	9,472	12,799	3,283	2013	2013
Camp Creek 3700	Industrial	—	1,878	3,842	100	1,883	3,937	5,820	1,716	2014	2014
Camp Creek 4909	Industrial	—	7,807	14,321	3,778	7,851	18,055	25,906	4,124	2016	2016
Camp Creek 3707	Industrial	—	7,282	20,538	3	7,282	20,541	27,823	3,926	2017	2017
Camp Creek 4505	Industrial	—	4,505	9,697	3,639	4,505	13,336	17,841	1,294	2017	2017
Site S Parking Lot	Grounds	—	4,469	—	303	4,772	—	4,772	343	n/a	2018
Camp Creek 4900	Industrial	—	3,244	7,758	—	3,244	7,758	11,002	344	2019	2019

Easton, Pennsylvania
33 Logistics Park 1610	Industrial	—	24,752	55,500	1,884	24,762	57,374	82,136	13,964	2016	2016
33 Logistics Park 1611	Industrial	—	17,979	20,882	1,968	17,979	22,850	40,829	4,264	2017	2017
33 Logistics Park 1620	Industrial	—	29,786	33,023	913	29,850	33,872	63,722	3,173	2018	2018

Edwardsville, Illinois
Lakeview Commerce 3965	Industrial	—	4,561	18,593	248	4,561	18,841	23,402	7,132	2006	2013

Elk Grove Village, Illinois
1717 Busse Road	Industrial	9,803	3,602	19,016	37	3,602	19,053	22,655	6,175	2004	2011

Ellenwood, Georgia
2529 Old Anvil Block	Industrial	—	4,664	9,265	446	4,664	9,711	14,375	2,913	2014	2014

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2019 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2019
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Fairfield, Ohio
Union Centre Industrial 6019	Industrial	—	5,635	6,576	2,706	5,635	9,282	14,917	5,233	2008	2008
Union Centre Industrial 5855	Industrial	—	3,009	15,387	2,063	3,009	17,450	20,459	2,720	2016	2016
Fairfield Logistics Ctr 7940	Industrial	—	4,679	8,237	736	4,689	8,963	13,652	549	2018	2018

Fishers, Indiana
Exit 5 9998	Industrial	—	581	2,561	1,032	581	3,593	4,174	1,932	1999	1999
Exit 5 9888	Industrial	—	555	2,498	1,614	555	4,112	4,667	2,204	2000	2000

Flower Mound, Texas
Lakeside Ranch 550	Industrial	—	9,861	19,299	515	9,861	19,814	29,675	9,619	2007	2011
Lakeside Ranch 1001	Industrial	—	5,662	23,061	—	5,662	23,061	28,723	756	2019	2019
Lakeside Ranch 350	Industrial	—	3,665	10,105	—	3,665	10,105	13,770	—	2019	2019

Fontana, California
14970 Jurupa Ave	Grounds	—	17,306	—	—	17,306	—	17,306	767	n/a	2016
7953 Cherry Ave	Industrial	—	6,704	12,521	824	6,704	13,345	20,049	1,877	2017	2017
9988 Redwood Ave	Industrial	—	7,755	16,326	695	7,755	17,021	24,776	2,724	2016	2017
11250 Poplar Ave	Industrial	—	18,138	33,586	—	18,138	33,586	51,724	4,419	2016	2017
16171 Santa Ana Ave	Industrial	—	13,681	13,331	25	13,681	13,356	27,037	916	2018	2018

Fort Lauderdale, Florida
Interstate 95 2200	Industrial	—	9,332	13,401	2,123	9,332	15,524	24,856	1,708	2017	2017
Interstate 95 2100	Industrial	—	10,948	18,681	—	10,948	18,681	29,629	1,892	2017	2017

Fort Worth, Texas
Riverpark 3300	Industrial	—	3,975	10,633	662	3,975	11,295	15,270	5,899	2007	2011

Franklin, Tennessee
Aspen Grove Business 277	Industrial	—	936	2,919	4,208	936	7,127	8,063	3,667	1996	1999
Aspen Grove Business 320	Industrial	—	1,151	5,824	1,630	1,151	7,454	8,605	3,881	1996	1999
Aspen Grove Business 305	Industrial	—	970	4,677	1,083	970	5,760	6,730	2,961	1998	1999
Aspen Grove Business 400	Industrial	—	492	1,677	1,223	492	2,900	3,392	1,073	2002	2002
Brentwood South Business 119	Industrial	—	569	1,063	1,523	569	2,586	3,155	1,304	1990	1999
Brentwood South Business 121	Industrial	—	445	1,563	462	445	2,025	2,470	1,021	1990	1999
Brentwood South Business 123	Industrial	—	489	962	1,356	489	2,318	2,807	1,179	1990	1999

Franklin Park, Illinois
11501 West Irving Park Road	Industrial	—	3,900	2,702	1,590	3,900	4,292	8,192	1,922	2007	2007

Fullerton, California
500 Burning Tree Rd	Industrial	—	7,336	4,435	—	7,336	4,435	11,771	605	1991	2018

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2019 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2019
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
700 Burning Tree Rd	Industrial	—	5,001	4,915	—	5,001	4,915	9,916	415	1991	2018

Garden City, Georgia
Aviation Court Land	Grounds	—	1,509	—	—	1,509	—	1,509	264	n/a	2006

Garner, North Carolina
Greenfield North 600	Industrial	—	597	2,456	536	598	2,991	3,589	1,020	2006	2011

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2019 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2019
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Greenfield North 700	Industrial	—	468	2,054	295	469	2,348	2,817	763	2007	2011
Greenfield North 800	Industrial	—	438	5,772	447	440	6,217	6,657	1,799	2004	2011
Greenfield North 900	Industrial	—	422	5,792	1,442	425	7,231	7,656	2,041	2007	2011
Greenfield North 1000	Industrial	—	1,897	6,026	14	1,897	6,040	7,937	1,531	2016	2016
Greenfield North 1001	Industrial	—	2,517	5,494	2,401	2,517	7,895	10,412	1,069	2017	2017
N. Greenfield Pkwy Ground DCLP	Grounds	—	189	222	10	189	232	421	180	n/a	2015

Geneva, Illinois
1800 Averill Road	Industrial	—	3,189	11,582	7,640	4,778	17,633	22,411	5,018	2013	2011

Gibsonton, Florida
Tampa Regional Ind Park 13111	Industrial	—	10,547	8,662	1,964	10,547	10,626	21,173	1,872	2017	2017
Tampa Regional Ind Park 13040	Industrial	—	13,184	13,475	592	13,184	14,067	27,251	1,191	2018	2018

Glendale Heights, Illinois
990 North Avenue	Industrial	—	12,144	5,933	1,813	12,324	7,566	19,890	522	2018	2018

Grand Prairie, Texas
Grand Lakes 4003	Industrial	—	8,106	9,124	15,357	9,595	22,992	32,587	10,210	2006	2006
Grand Lakes 3953	Industrial	—	11,853	11,851	13,364	11,853	25,215	37,068	13,590	2008	2008
1803 W. Pioneer Parkway	Industrial	—	7,381	15,389	45	7,381	15,434	22,815	7,576	2008	2011
Grand Lakes 4053	Industrial	—	2,468	6,599	1,214	2,468	7,813	10,281	689	2018	2018

Groveport, Ohio
Groveport Commerce Center 6200	Industrial	—	1,049	5,123	2,797	1,049	7,920	8,969	4,302	1999	1999
Groveport Commerce Center 6300	Industrial	—	510	2,395	2,309	510	4,704	5,214	2,191	2000	2000
Groveport Commerce Center 6295	Industrial	—	435	5,435	2,234	435	7,669	8,104	3,746	2000	2000
Groveport Commerce Center 6405	Industrial	—	4,420	10,322	992	4,420	11,314	15,734	7,408	2005	2005
RGLP North 2842	Industrial	—	5,680	23,853	6	5,680	23,859	29,539	7,083	2008	2010

Hazelwood, Missouri
Lindbergh Distribution 5801	Industrial	—	8,200	9,304	3,775	8,491	12,788	21,279	6,657	2007	2007

Hebron, Kentucky
Hebron 2305	Industrial	—	8,855	10,797	19,323	9,511	29,464	38,975	18,215	2006	2006
Hebron 2285	Industrial	—	6,790	6,730	4,992	6,813	11,699	18,512	6,842	2007	2007
Skyport 2350	Industrial	—	1,057	5,784	92	1,057	5,876	6,933	2,017	1997	2010
Skyport 2250	Industrial	—	1,400	8,771	535	1,400	9,306	10,706	3,232	1998	2010
Skyport 2245	Industrial	—	2,016	8,305	1,118	2,016	9,423	11,439	3,144	2000	2010
Skyport 2265	Industrial	—	2,878	6,038	973	2,878	7,011	9,889	3,917	2006	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2019 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2019
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Southpark 1990	Industrial	—	366	8,344	—	366	8,344	8,710	1,257	2016	2016

Hialeah, Florida
Countyline Corporate Park 3740	Industrial	—	18,934	11,560	45	18,934	11,605	30,539	1,470	2018	2018
Countyline Corporate Park 3780	Industrial	—	21,445	22,144	27	21,445	22,171	43,616	1,926	2018	2018
Countyline Corporate Park 3760	Industrial	—	32,802	52,633	48	32,802	52,681	85,483	3,949	2018	2018
Countyline Corporate Park 3840	Industrial	—	15,906	15,453	240	15,906	15,693	31,599	1,131	2018	2018
Countyline Corporate Park 3850	Industrial	—	18,270	17,567	—	18,270	17,567	35,837	360	2019	2019
Countyline Corporate Park 3870	Industrial	—	17,605	17,336	—	17,605	17,336	34,941	267	2019	2019

Hialeah Gardens, Florida
Miami Ind Logistics Ctr 15002	Industrial	—	10,671	14,071	2,324	10,671	16,395	27,066	2,300	2017	2017
Miami Ind Logistics Ctr 14802	Industrial	—	10,800	14,236	3,556	10,800	17,792	28,592	2,188	2017	2017
Miami Ind Logistics Ctr 10701	Industrial	—	13,048	17,204	2,611	13,048	19,815	32,863	3,039	2017	2017

Hopkins, Minnesota
Cornerstone 401	Industrial	—	1,454	7,623	2,604	1,454	10,227	11,681	5,427	1996	1997

Houston, Texas
Point North 8210	Industrial	—	3,125	2,178	2,675	3,125	4,853	7,978	3,128	2008	2008
Point North 8120	Industrial	—	4,210	2,108	4,548	4,581	6,285	10,866	2,323	2013	2013
Point North 8111	Industrial	—	3,957	15,093	642	3,957	15,735	19,692	3,971	2014	2014
Point North 8411	Industrial	—	5,333	6,946	1,974	5,333	8,920	14,253	2,799	2015	2015
Westland 8323	Industrial	—	4,183	2,574	3,657	4,417	5,997	10,414	3,834	2008	2008
Westland 13788	Industrial	—	3,246	8,338	969	3,246	9,307	12,553	4,213	2011	2011
Gateway Northwest 20710	Industrial	—	7,204	8,028	4,167	7,204	12,195	19,399	3,680	2014	2014
Gateway Northwest 20702	Industrial	—	2,981	3,122	1,426	2,981	4,548	7,529	1,641	2014	2014
Gateway Northwest 20502	Industrial	—	2,987	5,342	21	2,987	5,363	8,350	1,416	2016	2016
22008 N Berwick Drive	Industrial	—	2,981	4,949	873	2,981	5,822	8,803	1,008	2002	2015
Gateway Northwest 20510	Industrial	—	6,787	11,501	792	6,787	12,293	19,080	1,250	2018	2018
Point North Three	Industrial	—	6,503	10,357	—	6,503	10,357	16,860	427	2019	2019

Huntley, Illinois
14100 Weber Drive	Industrial	—	7,539	34,069	58	7,539	34,127	41,666	5,632	2015	2015

Hutchins, Texas
801 Wintergreen Road	Industrial	—	5,290	9,115	2,683	5,290	11,798	17,088	7,363	2006	2006
Prime Pointe 1005	Industrial	—	5,865	19,420	59	5,865	19,479	25,344	3,481	2016	2016
Prime Pointe 1015	Industrial	—	8,356	16,319	2,443	8,356	18,762	27,118	1,628	2018	2018

Indianapolis, Indiana
Park 100 5550	Industrial	—	1,171	12,611	675	1,424	13,033	14,457	7,792	1997	1995

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2019 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2019
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Park 100 Bldg 121 Land Lease	Grounds	—	3	—	—	3	—	3	—	n/a	2003
West 79th St. Parking Lot LL	Grounds	—	350	—	699	1,049	—	1,049	786	n/a	2006
North Airport Park 7750	Industrial	—	1,800	4,329	768	1,800	5,097	6,897	1,878	1997	2010
Park 100 5010	Industrial	—	690	1,687	674	690	2,361	3,051	1,065	1984	2010
Park 100 5134	Industrial	—	642	2,014	198	642	2,212	2,854	862	1984	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2019 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2019
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Park 100 5302	Industrial	—	427	1,257	459	427	1,716	2,143	853	1989	2010
Park 100 5303	Industrial	—	427	1,737	372	427	2,109	2,536	860	1989	2010
Park 100 7225	Industrial	—	1,152	13,349	824	1,152	14,173	15,325	4,648	1996	2010
Park 100 4925	Industrial	—	1,280	8,588	2,410	1,280	10,998	12,278	3,797	2000	2010

Kutztown, Pennsylvania
West Hills 9645	Industrial	—	15,340	47,981	623	15,340	48,604	63,944	11,906	2014	2014
West Hills 9677	Industrial	—	5,218	13,029	68	5,218	13,097	18,315	3,113	2015	2015

La Miranda, California
16501 Trojan Way	Industrial	—	23,503	30,945	125	23,503	31,070	54,573	9,143	2002	2012
16301 Trojan Way	Industrial	—	39,645	22,164	7	39,645	22,171	61,816	1,683	2018	2018

Lancaster, Texas
Lancaster 2820	Industrial	—	9,786	22,270	—	9,786	22,270	32,056	1,983	2018	2018

LaPorte, Texas
Bayport Container Lot	Grounds	—	3,334	—	1,041	4,375	—	4,375	—	n/a	2010

Lawrenceville, Georgia
175 Alcovy Industrial Road	Industrial	—	1,480	2,935	73	1,487	3,001	4,488	1,131	2004	2004

Lebanon, Indiana
Lebanon Park 185	Industrial	—	177	8,664	1,534	177	10,198	10,375	5,403	2000	1997
Lebanon Park 322	Industrial	—	340	6,230	1,578	340	7,808	8,148	3,913	1999	1999
Lebanon Park 400	Industrial	—	1,517	11,158	944	1,517	12,102	13,619	5,125	2003	2003
Lebanon Park 420	Industrial	—	561	3,776	750	561	4,526	5,087	2,022	2003	2003
Lebanon Park 500	Industrial	—	2,813	10,741	2,941	2,813	13,682	16,495	7,234	2005	2005
Lebanon Park 210	Industrial	—	312	3,568	211	312	3,779	4,091	1,495	1996	2010
Lebanon Park 311	Industrial	—	699	7,847	1,016	699	8,863	9,562	3,376	1998	2010

Lebanon, Tennessee
Park 840 West 14840	Industrial	—	6,776	8,449	6,061	6,776	14,510	21,286	9,472	2006	2006
Park 840 East 1009	Industrial	—	7,731	14,854	1,412	7,852	16,145	23,997	7,503	2013	2013

Linden, New Jersey
Legacy Commerce Center 801	Industrial	—	22,134	23,645	3,852	22,134	27,497	49,631	6,476	2014	2014
Legacy Commerce Center 301	Industrial	—	6,933	8,575	168	6,933	8,743	15,676	1,975	2015	2015
Legacy Commerce Center 901	Industrial	—	25,935	19,806	2,301	25,937	22,105	48,042	4,280	2016	2016

Lithia Springs, Georgia
2601 Skyview Drive	Industrial	—	4,282	9,534	58	4,282	9,592	13,874	1,639	2016	2017

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2019 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2019
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Lockport, Illinois
Lockport 16328	Industrial	—	3,339	17,446	460	3,339	17,906	21,245	2,118	2016	2017
Lockport 16410	Industrial	—	2,677	16,117	285	2,677	16,402	19,079	1,879	2016	2017
Lockport 16508	Industrial	—	4,520	17,472	2,517	4,520	19,989	24,509	2,086	2017	2017

Lockbourne, Ohio
Creekside 2120	Industrial	—	2,868	15,406	823	2,868	16,229	19,097	4,910	2008	2012
Creekside 4555	Industrial	—	1,947	11,453	326	1,947	11,779	13,726	3,477	2005	2012

Logan Township, New Jersey
1130 Commerce Boulevard	Industrial	—	3,770	18,699	1,607	3,770	20,306	24,076	5,110	2002	2013

Long Beach, California
3700 Cover Street	Industrial	—	7,280	6,954	—	7,280	6,954	14,234	2,633	2012	2013

Lynwood, California
2700 East Imperial Highway	Industrial	—	16,847	17,865	56	16,847	17,921	34,768	6,524	1999	2011
11600 Alameda Street	Industrial	—	10,705	10,979	1,308	10,958	12,034	22,992	1,234	2017	2017

Manteca, California
600 Spreckels Avenue	Industrial	—	4,851	18,985	317	4,851	19,302	24,153	5,555	1999	2012

Maple Grove, Minnesota
Arbor Lakes 10500	Industrial	—	4,803	9,891	1,335	4,912	11,117	16,029	517	2018	2018
Arbor Lakes 10501	Industrial	—	5,363	17,713	—	5,363	17,713	23,076	612	2019	2019
Park 81 10750	Industrial	—	3,971	9,414	—	3,971	9,414	13,385	164	2019	2019

Maryland Heights, Missouri
Riverport 3128	Industrial	—	733	1,492	2,875	733	4,367	5,100	2,066	2001	2001
Riverport 3101	Industrial	—	1,864	3,072	2,250	1,864	5,322	7,186	3,293	2007	2007

McDonough, Georgia
Liberty Distribution 120	Industrial	—	615	8,117	1,351	615	9,468	10,083	5,111	1997	1999
Liberty Distribution 250	Industrial	—	2,273	10,910	6,909	3,428	16,664	20,092	7,105	2001	2001

Mechanicsburg, Pennsylvania
500 Independence Avenue	Industrial	—	4,494	15,007	512	4,499	15,514	20,013	3,673	2008	2013

Melrose Park, Illinois
1600 North 25th Avenue	Industrial	—	5,907	17,516	275	5,907	17,791	23,698	6,356	2000	2010

Miami, Florida
9601 NW 112 Avenue	Industrial	—	11,626	14,651	8	11,626	14,659	26,285	4,230	2003	2013

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2019 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2019
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Minooka, Illinois
Midpoint Distribution 801	Industrial	—	6,282	33,196	627	6,282	33,823	40,105	9,227	2008	2013

Modesto, California
1000 Oates Court	Industrial	—	10,115	16,944	215	10,115	17,159	27,274	6,435	2002	2012

Monroe Twp., New Jersey
773 Cranbury South River Road	Industrial	—	3,001	36,527	112	3,001	36,639	39,640	4,089	2016	2017

Moreno Valley, California
17791 Perris Boulevard	Industrial	—	67,806	74,531	81	67,806	74,612	142,418	7,117	2014	2017
15810 Heacock Street	Industrial	—	9,727	18,882	799	9,727	19,681	29,408	1,616	2017	2017
24975 Nandina Ave	Industrial	—	13,322	17,214	—	13,322	17,214	30,536	278	2019	2019
24960 San Michele	Industrial	—	8,336	13,779	—	8,336	13,779	22,115	701	2019	2019

Morgans Point, Texas
Barbours Cut 1200	Industrial	—	1,482	8,209	90	1,482	8,299	9,781	3,621	2004	2010
Barbours Cut 1000	Industrial	—	1,447	8,471	168	1,447	8,639	10,086	3,756	2005	2010

Morrisville, North Carolina
Perimeter Park 3000	Industrial	—	482	1,982	1,666	491	3,639	4,130	1,811	1989	1999
Perimeter Park 2900	Industrial	—	235	1,314	1,699	241	3,007	3,248	1,489	1990	1999
Perimeter Park 2800	Industrial	—	777	4,151	1,395	791	5,532	6,323	2,922	1992	1999
Perimeter Park 2700	Industrial	—	662	1,081	2,330	662	3,411	4,073	1,513	2001	2001
Woodlake 100	Industrial	—	633	3,183	2,080	1,132	4,764	5,896	2,329	1994	1999
Woodlake 101	Industrial	—	615	3,868	541	615	4,409	5,024	2,192	1997	1999
Woodlake 200	Industrial	—	357	3,688	897	357	4,585	4,942	2,293	1999	1999
Woodlake 501	Industrial	—	640	5,477	529	640	6,006	6,646	3,007	1999	1999
Woodlake 1000	Industrial	—	514	2,768	549	514	3,317	3,831	1,406	1996	2002
Woodlake 1200	Industrial	—	740	4,155	629	740	4,784	5,524	2,078	1996	2002
Woodlake 400	Industrial	—	390	1,055	454	390	1,509	1,899	607	2004	2004

Myerstown, Pennsylvania
Central Logistics Park 53	Industrial	—	24,251	24,366	1,986	24,661	25,942	50,603	2,511	2018	2018

Naperville, Illinois
1835 Jefferson	Industrial	—	2,209	7,921	462	2,213	8,379	10,592	3,250	2005	2003
175 Ambassador Drive	Industrial	—	4,778	11,252	11	4,778	11,263	16,041	4,589	2006	2010
1860 West Jefferson	Industrial	—	7,016	35,581	88	7,016	35,669	42,685	12,873	2000	2012

Nashville, Tennessee
Airpark East 800	Industrial	—	1,564	2,129	1,593	1,564	3,722	5,286	1,720	2002	2002
Nashville Business 3300	Industrial	—	936	4,773	1,899	936	6,672	7,608	3,314	1997	1999

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2019 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2019
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Nashville Business 3438	Industrial	—	5,659	8,165	2,184	5,659	10,349	16,008	6,379	2005	2005
Four-Forty Business 700	Industrial	—	938	6,354	714	938	7,068	8,006	3,589	1997	1999
Four-Forty Business 684	Industrial	—	1,812	6,561	2,532	1,812	9,093	10,905	4,527	1998	1999
Four-Forty Business 782	Industrial	—	1,522	4,820	1,825	1,522	6,645	8,167	3,357	1997	1999
Four-Forty Business 784	Industrial	—	471	2,153	1,749	471	3,902	4,373	2,087	1999	1999
Four-Forty Business 701	Industrial	—	1,108	4,763	115	1,108	4,878	5,986	1,585	1996	2010

Newark, New Jersey
429 Delancy Street	Industrial	—	60,393	44,803	—	60,393	44,803	105,196	—	2019	2019

Northlake, Illinois
Northlake Distribution 635	Industrial	—	5,721	9,008	1,134	5,721	10,142	15,863	4,266	2002	2002
Northlake Distribution 599	Industrial	—	5,382	5,685	3,568	5,382	9,253	14,635	4,883	2006	2006
200 Champion Way	Industrial	—	3,554	11,528	829	3,554	12,357	15,911	3,600	1997	2011

Orange, California
210 W Baywood Ave	Industrial	—	5,066	4,515	1,741	5,066	6,256	11,322	322	1989	2018

Orlando, Florida
2502 Lake Orange	Industrial	—	2,331	3,235	348	2,331	3,583	5,914	1,472	2003	2003

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2019 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2019
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Parksouth Distribution 2500	Industrial	—	565	4,360	2,057	570	6,412	6,982	3,136	1996	1999
Parksouth Distribution 2490	Industrial	—	493	4,170	981	498	5,146	5,644	2,777	1997	1999
Parksouth Distribution 2491	Industrial	—	593	3,150	1,349	597	4,495	5,092	2,170	1998	1999
Parksouth Distribution 9600	Industrial	—	649	4,111	1,224	653	5,331	5,984	2,829	1997	1999
Parksouth Distribution 9550	Industrial	—	1,030	4,207	3,233	1,035	7,435	8,470	3,313	1999	1999
Parksouth Distribution 2481	Industrial	—	725	2,245	1,479	730	3,719	4,449	1,824	2000	2000
Parksouth Distribution 9592	Industrial	—	623	1,646	155	623	1,801	2,424	781	2003	2003
Crossroads Business Park 301	Industrial	—	2,803	2,804	4,149	2,803	6,953	9,756	3,529	2006	2006
Crossroads Business Park 601	Industrial	—	2,701	3,571	2,073	2,701	5,644	8,345	2,798	2007	2007
7133 Municipal Drive	Industrial	—	5,817	6,820	12	5,817	6,832	12,649	604	2018	2018

Otsego, Minnesota
Gateway North 6301	Industrial	—	1,543	6,515	6,009	2,783	11,284	14,067	1,868	2015	2015
Gateway North 6651	Industrial	—	3,667	16,249	129	3,748	16,297	20,045	3,232	2015	2015
Gateway North 6701	Industrial	—	3,266	11,653	186	3,374	11,731	15,105	2,805	2014	2014
Gateway North 6651 Exp Land	Grounds	—	1,521	—	—	1,521	—	1,521	341	n/a	2016

Pasadena, Texas
Interport 13001	Industrial	—	5,715	30,961	736	5,715	31,697	37,412	7,953	2007	2013
Bayport 4035	Industrial	—	3,772	10,255	113	3,772	10,368	14,140	1,138	2008	2017
Bayport 4331	Industrial	—	7,638	30,213	85	7,638	30,298	37,936	3,548	2008	2017

Perris, California
3500 Indian Avenue	Industrial	—	16,210	27,759	8,884	18,716	34,137	52,853	8,157	2015	2015
3300 Indian Avenue	Industrial	—	39,012	43,280	1,885	39,006	45,171	84,177	9,295	2017	2017
4323 Indian Ave	Industrial	—	20,525	30,125	—	20,525	30,125	50,650	1,279	2019	2019

Plymouth, Minnesota
Waterford Innovation Center	Industrial	—	2,689	9,897	43	2,689	9,940	12,629	1,314	2017	2017

Pomona, California
1589 E 9th St.	Industrial	—	7,386	14,745	359	7,386	15,104	22,490	2,066	2016	2017

Perth Amboy, New Jersey
ePort 960	Industrial	—	14,425	23,463	2,014	14,425	25,477	39,902	2,408	2017	2017
ePort 980	Industrial	—	43,778	87,019	133	43,778	87,152	130,930	8,387	2017	2017
ePort 1000	Industrial	—	19,726	41,229	1,040	19,726	42,269	61,995	3,796	2017	2017

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2019 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2019
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Plainfield, Indiana
Plainfield 1551	Industrial	—	1,097	7,772	10,867	1,097	18,639	19,736	6,942	2000	2000
Plainfield 1581	Industrial	—	1,094	7,279	2,313	1,094	9,592	10,686	4,660	2000	2000
Plainfield 2209	Industrial	—	2,016	8,717	2,740	2,016	11,457	13,473	4,815	2002	2002
Plainfield 1390	Industrial	—	998	5,817	1,278	998	7,095	8,093	2,820	2004	2004
Plainfield 2425	Industrial	—	4,527	10,908	1,924	4,527	12,832	17,359	6,589	2006	2006
Home Depot trailer parking lot	Grounds	—	310	—	—	310	—	310	—	2018	2018
AllPoints Midwest Bldg. 1	Industrial	—	6,692	51,152	1,866	6,692	53,018	59,710	7,568	2008	2016
AllPoints Midwest Bldg. 4	Industrial	—	4,111	9,943	22	4,053	10,023	14,076	4,858	2012	2013

Pompano Beach, Florida
Atlantic Business 1700	Industrial	—	3,165	8,821	1,877	3,165	10,698	13,863	3,879	2000	2010
Atlantic Business 1800	Industrial	—	2,663	8,417	1,229	2,663	9,646	12,309	3,720	2001	2010
Atlantic Business 1855	Industrial	—	2,764	8,162	204	2,764	8,366	11,130	2,853	2001	2010
Atlantic Business 2022	Industrial	—	1,804	5,885	41	1,804	5,926	7,730	2,007	2002	2010
Atlantic Business 1914	Industrial	—	1,834	5,339	31	1,834	5,370	7,204	1,847	2002	2010
Atlantic Business 2003	Industrial	—	1,980	5,918	1,233	1,980	7,151	9,131	2,998	2002	2010
Atlantic Business 1901	Industrial	—	1,995	6,217	588	1,995	6,805	8,800	2,593	2004	2010
Atlantic Business 2200	Industrial	—	1,999	6,012	852	1,999	6,864	8,863	2,476	2004	2010
Atlantic Business 2100	Industrial	—	1,988	6,130	36	1,988	6,166	8,154	2,096	2002	2010
Atlantic Business 2201	Industrial	—	2,194	4,050	209	2,194	4,259	6,453	1,555	2005	2010
Atlantic Business 2101	Industrial	—	2,066	6,682	85	2,066	6,767	8,833	2,306	2004	2010
Atlantic Business 2103	Industrial	—	1,616	3,634	162	1,616	3,796	5,412	1,404	2005	2010
Copans Business Park 1571	Industrial	—	1,710	3,646	259	1,710	3,905	5,615	1,421	1989	2010
Copans Business Park 1521	Industrial	—	1,781	3,101	434	1,781	3,535	5,316	1,350	1989	2010
Park Central 3250	Industrial	—	1,688	1,997	116	1,688	2,113	3,801	926	1999	2010
Park Central 3760	Industrial	—	3,098	2,567	1,634	3,098	4,201	7,299	1,714	1995	2010
Pompano Commerce Center 2901	Industrial	—	3,250	4,872	888	3,250	5,760	9,010	3,511	2010	2010
Pompano Commerce Center 3101	Industrial	—	2,905	4,670	486	2,916	5,145	8,061	1,661	2015	2015
Pompano Commerce Center 2951	Industrial	—	3,250	5,704	63	3,250	5,767	9,017	3,590	2010	2010
Pompano Commerce Center 3151	Industrial	—	2,897	3,939	1,249	2,908	5,177	8,085	1,330	2015	2015
Sample 95 Business Park 3101	Industrial	—	3,300	6,115	370	3,300	6,485	9,785	2,353	1999	2010
Sample 95 Business Park 3001	Industrial	—	2,963	6,135	198	2,963	6,333	9,296	2,239	1999	2011
Sample 95 Business Park 3035	Industrial	—	3,713	4,288	362	3,713	4,650	8,363	1,944	1999	2011
Sample 95 Business Park 3135	Industrial	—	1,688	5,030	852	1,688	5,882	7,570	2,190	1999	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2019 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2019
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Copans Business Park 1551	Industrial	—	1,856	3,146	1,323	1,856	4,469	6,325	2,036	1989	2011
Copans Business Park 1501	Industrial	—	1,988	3,367	266	1,988	3,633	5,621	1,315	1989	2011
Park Central 1700	Industrial	—	4,136	6,407	913	4,136	7,320	11,456	2,830	1998	2011
Park Central 2101	Industrial	—	2,696	5,798	967	2,696	6,765	9,461	2,491	1998	2011
Park Central 3300	Industrial	—	1,635	2,846	405	1,635	3,251	4,886	1,238	1996	2011
Park Central 100	Industrial	—	1,500	1,992	1,006	1,500	2,998	4,498	1,303	1998	2011
Park Central 1300	Industrial	—	2,438	3,021	2,301	2,438	5,322	7,760	2,268	1997	2011
Copans 95 1731	Industrial	—	3,511	5,889	—	3,511	5,889	9,400	73	2019	2019

Port Wentworth, Georgia
100 Logistics Way	Industrial	5,410	2,306	11,043	2,272	2,336	13,285	15,621	4,950	2006	2006
500 Expansion Boulevard	Industrial	2,465	649	5,842	224	649	6,066	6,715	1,933	2006	2008
400 Expansion Boulevard	Industrial	—	1,636	13,186	795	1,636	13,981	15,617	4,152	2007	2008
605 Expansion Boulevard	Industrial	—	1,615	6,852	76	1,615	6,928	8,543	2,152	2007	2008
405 Expansion Boulevard	Industrial	—	535	3,192	125	535	3,317	3,852	950	2008	2009
600 Expansion Boulevard	Industrial	—	1,248	9,392	33	1,248	9,425	10,673	2,641	2008	2009
602 Expansion Boulevard	Industrial	—	1,840	10,981	78	1,859	11,040	12,899	3,014	2009	2009

Raleigh, North Carolina
Walnut Creek 540	Industrial	—	419	1,651	833	419	2,484	2,903	1,113	2001	2001
Walnut Creek 4000	Industrial	—	456	2,078	450	456	2,528	2,984	1,163	2001	2001
Walnut Creek 3080	Industrial	—	679	2,766	1,546	679	4,312	4,991	1,811	2001	2001
Walnut Creek 3070	Industrial	—	913	1,187	1,511	913	2,698	3,611	1,037	2004	2004
Walnut Creek 3071	Industrial	—	1,718	2,746	657	1,718	3,403	5,121	2,004	2008	2008

Rancho Cucamonga, California
9189 Utica Ave	Industrial	—	5,794	12,646	265	5,794	12,911	18,705	1,921	2016	2017

Rancho Dominguez, California
18700 Laurel Park Rd	Industrial	—	8,080	2,987	282	8,264	3,085	11,349	466	1971	2017

Redlands, California
2300 W. San Bernadino Ave	Industrial	—	20,031	18,770	1,308	20,031	20,078	40,109	7,264	2001	2013

Richmond, California
2041 Factory Street	Industrial	—	8,132	22,266	—	8,132	22,266	30,398	681	2000	2019

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2019 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2019
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Romeoville, Illinois
875 W. Crossroads Parkway	Industrial	—	6,433	7,274	2,084	6,433	9,358	15,791	5,855	2005	2005
Crossroads 1255	Industrial	—	2,938	9,297	2,919	2,938	12,216	15,154	4,665	1999	2010
Crossroads 801	Industrial	—	5,296	6,184	305	5,296	6,489	11,785	6,264	2009	2010
1341-1343 Enterprise Drive	Industrial	—	3,076	12,660	462	3,076	13,122	16,198	2,700	2015	2015
50-56 N. Paragon	Industrial	—	3,985	5,433	1,212	3,985	6,645	10,630	1,128	2017	2017
Airport Logistics Center I	Industrial		9,133	17,187	—	9,133	17,187	26,320	309	2019	2019

Roseville, Minnesota
2215 Highway 36 West	Industrial	—	1,655	5,931	1,429	1,655	7,360	9,015	2,792	1998	2011
2420 Long Lake Road	Industrial	—	1,373	4,135	1,043	1,373	5,178	6,551	1,853	2000	2011

San Leandro, California
1919 Williams Street	Industrial	—	27,739	2,038	—	27,739	2,038	29,777	—	1985	2019

Savannah, Georgia
198 Gulfstream	Industrial	—	549	3,650	975	549	4,625	5,174	1,484	1997	2006
194 Gulfstream	Industrial	—	412	2,359	244	412	2,603	3,015	941	1998	2006
190 Gulfstream	Industrial	—	689	4,134	372	689	4,506	5,195	1,671	1999	2006
250 Grange Road	Industrial	—	884	7,776	27	884	7,803	8,687	2,844	2002	2006
248 Grange Road	Industrial	—	613	3,180	8	613	3,188	3,801	1,198	2002	2006
318 Grange Road	Industrial	—	880	4,131	916	880	5,047	5,927	1,731	2001	2006
246 Grange Road	Industrial	2,901	1,124	7,486	734	1,124	8,220	9,344	2,792	2006	2006
163 Portside Court	Industrial	—	8,433	7,746	62	8,433	7,808	16,241	5,707	2004	2006
151 Portside Court	Industrial	—	966	7,117	755	916	7,922	8,838	2,976	2003	2006
175 Portside Court	Industrial	6,137	4,300	13,344	2,673	5,782	14,535	20,317	6,374	2005	2006

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2019 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2019
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
235 Jimmy Deloach Parkway	Industrial	—	1,074	7,201	1,340	1,147	8,468	9,615	3,211	2001	2006
239 Jimmy Deloach Parkway	Industrial	—	1,074	6,424	717	1,074	7,141	8,215	2,638	2001	2006
246 Jimmy Deloach Parkway	Industrial	1,763	992	4,878	85	936	5,019	5,955	1,903	2006	2006
200 Logistics Way	Industrial	3,808	878	9,274	365	883	9,634	10,517	3,009	2006	2008
2509 Dean Forest Road	Industrial	—	2,392	6,040	2,411	2,914	7,929	10,843	2,925	2008	2011
276 Jimmy Deloach Parkway	Industrial	—	6,772	6,405	—	6,772	6,405	13,177	135	2019	2019

Sea Brook, Texas
Bayport Logistics 5300	Industrial	—	2,629	13,284	191	2,629	13,475	16,104	6,154	2009	2010
Bayport Logistics 5801	Industrial	—	5,116	7,663	157	5,116	7,820	12,936	2,107	2015	2015

Shakopee, Minnesota
3880 4th Avenue East	Industrial	—	1,496	6,102	67	1,522	6,143	7,665	2,081	2000	2011
Gateway South 2301	Industrial	—	2,648	11,898	6	2,648	11,904	14,552	1,814	2016	2016
Gateway South 2101	Industrial	—	4,273	16,716	—	4,273	16,716	20,989	2,173	2017	2017

Sharonville, Ohio
Mosteller 11400	Industrial	—	408	2,705	3,573	408	6,278	6,686	2,814	1997	1997

South Brunswick, New Jersey
10 Broadway Road	Industrial	—	15,168	13,916	1,226	15,168	15,142	30,310	2,309	2017	2017

St. Peters, Missouri
Premier 370 Bus Park 2001	Industrial	—	8,709	25,696	—	8,709	25,696	34,405	4,017	2017	2017
Premier 370 Bus Park 2000	Industrial	—	4,361	11,998	—	4,361	11,998	16,359	1,670	2017	2017
Premier 370 Bus Park 1000	Industrial	—	4,563	9,805	719	4,563	10,524	15,087	1,484	2017	2017
Premier 370 Bus Park 4000	Industrial	—	15,773	72,935	—	15,773	72,935	88,708	2,795	2019	2019
Premier 370 Bus Park 1001	Industrial	—	6,362	12,408	—	6,362	12,408	18,770	622	2019	2019

Stafford, Texas
10225 Mula Road	Industrial	—	3,502	2,656	3,393	3,502	6,049	9,551	3,324	2008	2008

Sterling, Virginia
TransDulles Centre 22601	Industrial	—	1,700	5,001	602	1,700	5,603	7,303	1,804	2004	2016
TransDulles Centre 22620	Industrial	—	773	1,957	15	773	1,972	2,745	642	1999	2016
TransDulles Centre 22626	Industrial	—	1,544	3,874	176	1,544	4,050	5,594	1,306	1999	2016
TransDulles Centre 22633	Industrial	—	702	1,657	47	702	1,704	2,406	592	2004	2016
TransDulles Centre 22635	Industrial	—	1,753	4,182	16	1,753	4,198	5,951	1,374	1999	2016
TransDulles Centre 22645	Industrial	—	1,228	3,411	124	1,228	3,535	4,763	1,127	2005	2016
TransDulles Centre 22714	Industrial	—	3,973	3,535	1,251	3,973	4,786	8,759	2,583	2007	2007
TransDulles Centre 22750	Industrial	—	2,068	5,018	299	2,068	5,317	7,385	1,761	2003	2016
TransDulles Centre 22815	Industrial	—	7,685	5,713	374	7,685	6,087	13,772	2,183	2000	2016
TransDulles Centre 22825	Industrial	—	1,758	4,951	131	1,758	5,082	6,840	1,631	1997	2016
TransDulles Centre 22879	Industrial	—	2,828	8,425	170	2,828	8,595	11,423	2,783	1989	2016

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2019 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2019
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
TransDulles Centre 22880	Industrial	—	2,311	4,922	10	2,311	4,932	7,243	1,687	1998	2016
TransDulles Centre 46213	Industrial	—	5,912	3,965	720	5,912	4,685	10,597	1,585	2015	2015

Sumner, Washington
13501 38th Street East	Industrial	—	16,032	5,914	501	16,032	6,415	22,447	5,547	2005	2007
4800 E Valley Highway	Industrial	—	12,567	21,838	—	12,567	21,838	34,405	1,086	2004	2019

Suwanee, Georgia
Horizon Business 90	Industrial	—	180	1,169	292	180	1,461	1,641	491	2001	2010
Horizon Business 225	Industrial	—	457	2,056	706	457	2,762	3,219	997	1990	2010
Horizon Business 250	Industrial	—	1,625	6,354	1,180	1,625	7,534	9,159	3,087	1997	2010
Horizon Business 70	Industrial	—	956	3,441	942	956	4,383	5,339	1,566	1998	2010
Horizon Business 2780	Industrial	—	1,143	5,724	2,159	1,143	7,883	9,026	2,361	1997	2010
Horizon Business 25	Industrial	—	723	2,545	1,851	723	4,396	5,119	1,772	1999	2010
Horizon Business 2790	Industrial	—	1,505	4,958	—	1,505	4,958	6,463	2,262	2006	2010
1000 Northbrook Parkway	Industrial	—	756	3,612	628	756	4,240	4,996	1,931	1986	2010

Tampa, Florida
Fairfield Distribution 8640	Industrial	—	483	2,359	1,017	487	3,372	3,859	1,418	1998	1999
Fairfield Distribution 4720	Industrial	—	530	4,624	954	534	5,574	6,108	2,814	1998	1999
Fairfield Distribution 4758	Industrial	—	334	2,658	769	338	3,423	3,761	1,527	1999	1999
Fairfield Distribution 8600	Industrial	—	600	1,185	2,235	604	3,416	4,020	1,662	1999	1999
Fairfield Distribution 4901	Industrial	—	488	2,425	1,136	488	3,561	4,049	1,482	2000	2000
Fairfield Distribution 4727	Industrial	—	555	3,348	1,239	555	4,587	5,142	2,177	2001	2001
Fairfield Distribution 4701	Industrial	—	394	1,350	1,595	394	2,945	3,339	1,284	2001	2001
Fairfield Distribution 4661	Industrial	—	444	1,640	879	444	2,519	2,963	995	2004	2004
Eagle Creek Business 8701	Industrial	—	3,705	2,331	2,708	3,705	5,039	8,744	3,968	2006	2006
Eagle Creek Business 8651	Industrial	—	2,354	1,661	1,895	2,354	3,556	5,910	2,526	2007	2007
Eagle Creek Business 8601	Industrial	—	2,332	2,229	1,771	2,332	4,000	6,332	3,255	2007	2007

Teterboro, New Jersey
1 Catherine Street	Industrial	—	14,376	18,788	—	14,376	18,788	33,164	2,584	2016	2017

Tracy, California
1400 Pescadero Avenue	Industrial	—	9,633	39,644	—	9,633	39,644	49,277	11,613	2008	2013

West Chester, Ohio
World Park Union Centre 9287	Industrial	—	2,150	827	7,934	2,151	8,760	10,911	4,709	2006	2006
World Park Union Centre 9271	Industrial	—	557	5,923	481	557	6,404	6,961	2,407	2004	2004
World Park Union Centre 9266	Industrial	—	1,125	5,951	398	1,125	6,349	7,474	2,212	1998	2010
World Park Union Centre 9451	Industrial	—	1,219	6,201	725	1,219	6,926	8,145	2,356	1999	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2019 (in thousands)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value 12/31/2019
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
World Park Union Centre 5443	Industrial	—	1,918	4,760	642	1,918	5,402	7,320	2,755	2005	2010
World Park Union Centre 9107	Industrial	—	1,160	5,985	1,347	1,160	7,332	8,492	2,678	1999	2010
World Park Union Centre 9245	Industrial	—	1,189	5,783	966	1,189	6,749	7,938	2,501	2001	2010

West Palm Beach, Florida
Park of Commerce 5655	Industrial	—	1,635	1,728	260	1,635	1,988	3,623	787	2010	2010
Park of Commerce 5720	Industrial	—	2,160	3,633	853	2,320	4,326	6,646	1,527	2010	2010
Airport Center 1701	Industrial	—	2,437	5,851	750	2,437	6,601	9,038	2,381	2002	2010
Airport Center 1805	Industrial	—	1,706	4,453	383	1,706	4,836	6,542	1,821	2002	2010
Airport Center 1865	Industrial	—	1,500	4,176	773	1,500	4,949	6,449	1,628	2002	2010
Park of Commerce #4	Grounds	—	5,934	—	—	5,934	—	5,934	46	n/a	2011
Park of Commerce #5	Grounds	—	6,308	—	—	6,308	—	6,308	44	n/a	2011
Turnpike Crossing 1315	Industrial	—	7,390	5,762	352	7,390	6,114	13,504	1,787	2016	2016
Turnpike Crossing 1333	Industrial	—	6,255	4,560	975	6,255	5,535	11,790	1,527	2016	2016
Turnpike Crossing 6747	Industrial	—	10,607	7,112	2,786	10,607	9,898	20,505	1,572	2017	2017
Turnpike Crossing 6729	Industrial	—	8,576	7,506	282	8,576	7,788	16,364	671	2018	2018
Turnpike Crossing 6711	Industrial	—	8,328	7,386	—	8,328	7,386	15,714	132	2019	2019

Whitestown, Indiana
AllPoints Anson Building 14	Industrial	—	2,127	7,528	1,008	2,127	8,536	10,663	3,726	2007	2011

Wind Gap, Pennsylvania
1380 Jacobsburg Road	Industrial	—	15,500	25,247	—	15,500	25,247	40,747	1,446	2017	2019

Wood-Ridge, New Jersey
5 Ethel Boulevard	Industrial	—	18,776	18,089	—	18,776	18,089	36,865	633	2019	2019

Accum. Depr. on Improvements of Undeveloped Land									5,121
Eliminations					(23)	(20)	(3)	(23)	(14)
Properties held-for-sale						(4,561)	(18,840)	(23,401)	(7,132)
		34,187	2,505,632	4,705,734	639,912	2,532,541	5,295,336	7,827,877	1,480,461

(1)	The tax basis (in thousands) of our real estate assets at December 31, 2019 was approximately $7,289,109 (unaudited) for federal income tax purposes.

(2)
Depreciation of real estate is computed using the straight-line method not to exceed 40 years for buildings and 15 years for land improvements for properties that we develop, and not to exceed 30 years for buildings and 10 years for land improvements for properties that we acquire. Tenant improvements are depreciated over shorter periods based on lease terms (generally 3 to 10 years).

	Real Estate Assets			Accumulated Depreciation
	2019	2018	2017	2019	2018	2017
Balance at beginning of year	$7,248,346	$6,612,229	$6,523,281	$1,345,060	$1,196,458	$1,302,210
Acquisitions	205,390	327,318	945,912
Construction costs and tenant improvements	635,173	683,284	716,627
Depreciation expense				272,422	256,250	242,606
Cost of real estate sold or contributed	(176,603)	(336,327)	(1,538,680)	(68,861)	(69,490)	(314,306)
Impairment allowance	—	—	(859)
Write-off of fully depreciated assets	(61,028)	(38,158)	(34,052)	(61,028)	(38,158)	(34,052)
Balance at end of year including held-for-sale	$7,851,278	$7,248,346	$6,612,229	$1,487,593	$1,345,060	$1,196,458
Properties held-for-sale	(23,401)	—	(18,662)	(7,132)	(884)	(2,553)
Balance at end of year excluding held-for-sale	$7,827,877	$7,248,346	$6,593,567	$1,480,461	$1,344,176	$1,193,905
Other real estate investments	165,500
Real estate assets	$7,993,377

See Accompanying Notes to Independent Auditors' Report

Item 16.  Form 10-K Summary
Not applicable.

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

4.3(vi)
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

4.3(vii)
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

4.3(viii)
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

4.3(ix)
Sixteenth Supplemental Indenture, dated as of November 15, 2019 by and between the Partnership and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 2.875% Senior Notes Due 2029 (filed as Exhibit 4.1 to the Combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on November 15, 2019, and incorporated herein by this reference).

4.4	Description of Securities.*

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

10.1(iv)
From of Restricted Stock Unit Award Certificate for directors under the General Partner's 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to the combined Quarterly Report on Form 10-Q of the General Partner and Partnership as filed with the SEC on April 26, 2019, and incorporated herein by this reference).#

10.2(i)
The General Partner's 2000 Performance Share Plan, Amended and Restated as of January 30, 2008, a sub-plan of the 2015 Long-Term Incentive Plan (filed as Exhibit 10.4(i) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.2(ii)
Amendment to the 2004 Award Agreement under the General Partner's 2000 Performance Share Plan (filed as Exhibit 10.4(ii) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.3(i)
The General Partner's 2010 Performance Share Plan, a sub-plan of the 2015 Long-Term Incentive Plan (filed as Exhibit 10.5(i) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.3(ii)
First Amendment to the General Partner's 2010 Performance Share Plan, a sub-plan of the 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to the General Partner’s Current Report on Form 8-K as filed with the SEC on January 29, 2015, and incorporated herein by this reference).#

10.3(iii)
Form of Award Certificate under the General Partner's 2010 Performance Share Plan, a sub-plan of the 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to the combined Quarterly Report on 10-Q of the General Partner and the Partnership as filed with the SEC on April 28, 2017, and incorporated herein by this reference).#

10.3(iv)
Form of 2010 Performance Share Plan LTIP Unit Award Agreement (filed as Exhibit 10.2 to the combined Quarterly Report on10-Q of the General Partner and the Partnership as filed with the SEC on April 28, 2017, and incorporated herein by this reference).#

10.4
Form of Forfeiture Agreement/Performance Unit Award Certificate (filed as Exhibit 99.2 to the General Partner's Current Report on Form 8-K as filed with the SEC on December 9, 2005, and incorporated herein by this reference) (File No. 001-09044).#

10.5(i)
Executives' Deferred Compensation Plan of Duke Realty Services Limited Partnership, Amended and Restated as of December 5, 2007 (filed as Exhibit 10.13(i) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.5(ii)
Amendment Number One to the Executives' Deferred Compensation Plan of Duke Realty Services Limited Partnership, Amended and Restated as of December 5, 2007 (filed as Exhibit 10.13(ii) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.6
The General Partner's Directors' Deferred Compensation Plan, Amended and Restated as of January 30, 2008 (filed as Exhibit 10.14 to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.7
The General Partner’s 2015 Non-Employee Directors Compensation Plan, a sub-plan of the 2015 Long-Term Incentive Plan (filed as Exhibit 10.5 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership, as filed with the SEC on May 1, 2015, and incorporated herein by this reference).#

10.8
Form of Amended and Restated Severance Agreement between the Company and its executive officers (filed as Exhibit 10.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on January 31, 2019, and incorporated herein by this reference).#

10.9
Amended and Restated Revolving Credit Agreement, dated October 11, 2017, by and among the Partnership, the General Partner, J.P. Morgan Chase Bank, N.A., Wells Fargo Securities, LLC, the Bank of Nova Scotia, Regions Capital Markets, Division of Regions bank and the several banks, financial institutions and other entities from time to time parties thereto as lenders (filed as Exhibit 10.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on October 12, 2017, and incorporated herein by this reference).

10.10
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

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner
(Principal Financial and Accounting Officer)

Date:	February 25, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ James B. Connor	2/25/2020	Chairman and Chief Executive Officer (Principal Executive Officer)
James B. Connor

/s/ Mark A. Denien	2/25/2020	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Mark A. Denien

/s/ John P. Case*	2/25/2020	Director
John P. Case

/s/ Ngaire E. Cuneo*	2/25/2020	Director
Ngaire E. Cuneo

/s/ Charles R. Eitel*	2/25/2020	Director
Charles R. Eitel

/s/ Tamara D. Fischer*	2/25/2020	Director
Tamara D. Fischer*

/s/ Norman K. Jenkins*	2/25/2020	Director
Norman K. Jenkins

/s/ Melanie R. Sabelhaus*	2/25/2020	Director
Melanie R. Sabelhaus

/s/ Peter M. Scott III*	2/25/2020	Director
Peter M. Scott III

/s/ David P. Stockert*	2/25/2020	Director
David P. Stockert

/s/ Chris T. Sultemeier*	2/25/2020	Director
Chris T. Sultemeier

/s/ Michael E. Szymanczyk*	2/25/2020	Director
Michael E. Szymanczyk

/s/ Warren M.Thompson*	2/25/2020	Director
Warren M. Thompson

/s/ Lynn C. Thurber*	2/25/2020	Director
Lynn C. Thurber

*	By James B. Connor, Attorney-in-Fact	/s/ James B. Connor