Form 10-Q
period 2020-03-31
DUKE REALTY CORP; DUKE REALTY Ltd PARTNERSHIP/
filed 2020-05-01
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
The number of shares of Duke Realty Corporation's common stock outstanding at April 29, 2020 was 368,382,161.

EXPLANATORY NOTE
This report (the "Report") combines the quarterly reports on Form 10-Q for the period ended March 31, 2020 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries, and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning approximately 99.1% of the common partnership interests of the Partnership ("General Partner Units") as of March 31, 2020. The remaining 0.9% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership.
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

DUKE REALTY CORPORATION/DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$8,100,945	$7,993,377
Construction in progress	655,856	550,926
Investments in and advances to unconsolidated joint ventures	132,567	133,074
Undeveloped land	311,294	254,537
	9,200,662	8,931,914
Accumulated depreciation	(1,538,679)	(1,480,461)
Net real estate investments	7,661,983	7,451,453

Real estate investments and other assets held-for-sale	—	18,463

Cash and cash equivalents	187,563	110,891
Accounts receivable	18,058	20,349
Straight-line rent receivable	131,276	129,344
Receivables on construction contracts, including retentions	30,626	25,607
Deferred leasing and other costs, net of accumulated amortization of $209,595 and $203,857	315,871	320,444
Restricted cash held in escrow for like-kind exchange	—	1,673
Notes receivable from property sales	—	110,000
Other escrow deposits and other assets	228,907	232,338
	$8,574,284	$8,420,562
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $378 and $164	$51,311	$34,023
Unsecured debt, net of deferred financing costs of $29,700 and $19,258	2,895,300	2,880,742
Unsecured line of credit	200,000	—
	3,146,611	2,914,765

Liabilities related to real estate investments held-for-sale	—	887

Construction payables and amounts due subcontractors, including retentions	89,635	68,840
Accrued real estate taxes	67,421	69,042
Accrued interest	29,123	14,181
Other liabilities	171,358	223,680
Tenant security deposits and prepaid rents	43,074	48,907
Total liabilities	3,547,222	3,340,302
Shareholders' equity:
Common shares ($0.01 par value); 600,000 shares authorized; 368,380 and 367,950 shares issued and outstanding, respectively	3,684	3,680
Additional paid-in capital	5,533,806	5,525,463
Accumulated other comprehensive loss	(34,235)	(35,036)
Distributions in excess of net income	(543,412)	(475,992)
Total shareholders' equity	4,959,843	5,018,115
Noncontrolling interests	67,219	62,145
Total equity	5,027,062	5,080,260
	$8,574,284	$8,420,562
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31,
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	2020	2019
Revenues:
Rental and related revenue	$218,755	$209,965
General contractor and service fee revenue	7,614	54,964
	226,369	264,929
Expenses:
Rental expenses	18,843	20,668
Real estate taxes	36,727	32,442
General contractor and other services expenses	6,568	52,586
Depreciation and amortization	85,359	75,992
	147,497	181,688
Other operating activities:
Equity in earnings of unconsolidated joint ventures	2,539	4,715
Gain on sale of properties	8,937	(163)
Gain on land sales	135	750
Other operating expenses	(1,112)	(2,123)
Impairment charges	(5,626)	—
Non-incremental costs related to successful leases	(2,525)	(2,156)
General and administrative expenses	(21,763)	(21,983)
	(19,415)	(20,960)
Operating income	59,457	62,281
Other income (expenses):
Interest and other income, net	1,395	2,758
Interest expense	(23,494)	(22,132)
Loss on debt extinguishment	(17,806)	(13)
Gain on involuntary conversion	—	2,259
Income from continuing operations before income taxes	19,552	45,153
Income tax benefit (expense)	60	(385)
Income from continuing operations	19,612	44,768
Discontinued operations:
Gain on sale of properties	48	155
Income from discontinued operations	48	155
Net income	19,660	44,923
Net income attributable to noncontrolling interests	(204)	(372)
Net income attributable to common shareholders	$19,456	$44,551
Basic net income per common share:
Continuing operations attributable to common shareholders	$0.05	$0.12
Diluted net income per common share:
Continuing operations attributable to common shareholders	$0.05	$0.12
Weighted average number of common shares outstanding	368,190	359,139
Weighted average number of common shares and potential dilutive securities	371,870	362,362

Comprehensive income:
Net income	$19,660	$44,923
Other comprehensive income (loss):
Unrealized losses on interest rate swap contracts	—	(9,342)
Amortization of interest rate swap contracts	801	—
Comprehensive income	$20,461	$35,581

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31,
(in thousands)
(Unaudited)

	Three Months Ended
	2020	2019
Cash flows from operating activities:
Net income	$19,660	$44,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	71,582	62,423
Amortization of deferred leasing and other costs	13,777	13,569
Amortization of deferred financing costs	2,219	1,562
Straight-line rental income and expense, net	(1,703)	(5,704)
Impairment charges	5,626	—
Loss on debt extinguishment	17,806	13
Gain on involuntary conversion	—	(2,259)
Gains on land and property sales	(9,120)	(742)
Third-party construction contracts, net	(780)	11,700
Other accrued revenues and expenses, net	(6,738)	(10,893)
Operating distributions received in excess of (less than) equity in earnings from unconsolidated joint ventures	2,221	(33)
Net cash provided by operating activities	114,550	114,559
Cash flows from investing activities:
Development of real estate investments	(170,900)	(85,772)
Acquisition of buildings and related intangible assets	—	(76,081)
Acquisition of land and other real estate assets	(87,023)	(53,551)
Second generation tenant improvements, leasing costs and building improvements	(8,105)	(10,245)
Other deferred leasing costs	(12,341)	(1,712)
Other assets	(15,040)	(9,381)
Proceeds from the repayments of notes receivable from property sales	110,000	35,000
Proceeds from land and property sales, net	27,081	1,910
Capital contributions and advances to unconsolidated joint ventures	(2,353)	(6,474)
Net cash used for investing activities	(158,681)	(206,306)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	5,465	4,492
Proceeds from unsecured debt	316,371	—
Payments on unsecured debt	(316,655)	—
Proceeds from secured debt financings	18,400	—
Payments on secured indebtedness including principal amortization	(876)	(42,665)
Borrowings on line of credit, net	200,000	210,000
Distributions to common shareholders	(86,562)	(77,237)
Distributions to noncontrolling interests, net	(783)	(505)
Tax payments on stock-based compensation awards	(4,051)	(5,467)
Change in book cash overdrafts	(14,444)	9,700
Other financing activities	289	(9,920)
Deferred financing costs	(3,971)	—
Net cash provided by financing activities	113,183	88,398
Net increase (decrease) in cash, cash equivalents and restricted cash	69,052	(3,349)
Cash, cash equivalents and restricted cash at beginning of period	121,431	25,517
Cash, cash equivalents and restricted cash at end of period	$190,483	$22,168

Non-cash activities:
Liabilities and right-of-use assets - operating leases	$1,132	$38,792
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three months ended March 31, 2020 and 2019
(in thousands, except per share data)
(Unaudited)

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Noncontrolling Interests	Total
Balance at December 31, 2019	$3,680	$5,525,463	$(35,036)	$(475,992)	$62,145	$5,080,260
Net income	—	—	—	19,456	204	19,660
Other comprehensive income	—	—	801	—	—	801
Issuance of common shares	1	5,464	—	—	—	5,465
Stock-based compensation plan activity	3	2,879	—	(314)	5,653	8,221
Distributions to common shareholders ($0.235 per share)	—	—	—	(86,562)	—	(86,562)
Distributions to noncontrolling interests	—	—	—	—	(783)	(783)
Balance at March 31, 2020	$3,684	$5,533,806	$(34,235)	$(543,412)	$67,219	$5,027,062

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Noncontrolling Interests	Total
Balance at December 31, 2018	$3,589	$5,244,375	$(4,676)	$(585,087)	$55,042	$4,713,243
Net income	—	—	—	44,551	372	44,923
Other comprehensive loss	—	—	(9,342)	—	—	(9,342)
Issuance of common shares	1	4,491	—	—	—	4,492
Stock-based compensation plan activity	4	1,291	—	(350)	4,652	5,597
Contributions from noncontrolling interests	—	—	—	—	312	312
Distributions to common shareholders ($0.215 per share)	—	—	—	(77,237)	—	(77,237)
Distributions to noncontrolling interests	—	—	—	—	(817)	(817)
Balance at March 31, 2019	$3,594	$5,250,157	$(14,018)	$(618,123)	$59,561	$4,681,171
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$8,100,945	$7,993,377
Construction in progress	655,856	550,926
Investments in and advances to unconsolidated joint ventures	132,567	133,074
Undeveloped land	311,294	254,537
	9,200,662	8,931,914
Accumulated depreciation	(1,538,679)	(1,480,461)
Net real estate investments	7,661,983	7,451,453

Real estate investments and other assets held-for-sale	—	18,463

Cash and cash equivalents	187,563	110,891
Accounts receivable	18,058	20,349
Straight-line rent receivable	131,276	129,344
Receivables on construction contracts, including retentions	30,626	25,607
Deferred leasing and other costs, net of accumulated amortization of $209,595 and $203,857	315,871	320,444
Restricted cash held in escrow for like-kind exchange	—	1,673
Notes receivable from property sales	—	110,000
Other escrow deposits and other assets	228,907	232,338
	$8,574,284	$8,420,562
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $378 and $164	$51,311	$34,023
Unsecured debt, net of deferred financing costs of $29,700 and $19,258	2,895,300	2,880,742
Unsecured line of credit	200,000	—
	3,146,611	2,914,765

Liabilities related to real estate investments held-for-sale	—	887

Construction payables and amounts due subcontractors, including retentions	89,635	68,840
Accrued real estate taxes	67,421	69,042
Accrued interest	29,123	14,181
Other liabilities	171,358	223,680
Tenant security deposits and prepaid rents	43,074	48,907
Total liabilities	3,547,222	3,340,302
Partners' equity:
Common equity (368,380 and 367,950 General Partner Units issued and outstanding, respectively)	4,994,078	5,053,151
Limited Partners' common equity (3,333 and 3,029 Limited Partner Units issued and outstanding, respectively)	62,615	57,575
Accumulated other comprehensive loss	(34,235)	(35,036)
Total partners' equity	5,022,458	5,075,690
Noncontrolling interests	4,604	4,570
Total equity	5,027,062	5,080,260
	$8,574,284	$8,420,562
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31,
(in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended
	2020	2019
Revenues:
Rental and related revenue	$218,755	$209,965
General contractor and service fee revenue	7,614	54,964
	226,369	264,929
Expenses:
Rental expenses	18,843	20,668
Real estate taxes	36,727	32,442
General contractor and other services expenses	6,568	52,586
Depreciation and amortization	85,359	75,992
	147,497	181,688
Other operating activities:
Equity in earnings of unconsolidated joint ventures	2,539	4,715
Gain on sale of properties	8,937	(163)
Gain on land sales	135	750
Other operating expenses	(1,112)	(2,123)
Impairment charges	(5,626)	—
Non-incremental costs related to successful leases	(2,525)	(2,156)
General and administrative expenses	(21,763)	(21,983)
	(19,415)	(20,960)
Operating income	59,457	62,281
Other income (expenses):
Interest and other income, net	1,395	2,758
Interest expense	(23,494)	(22,132)
Loss on debt extinguishment	(17,806)	(13)
Gain on involuntary conversion	—	2,259
Income from continuing operations before income taxes	19,552	45,153
Income tax benefit (expense)	60	(385)
Income from continuing operations	19,612	44,768
Discontinued operations:
Gain on sale of properties	48	155
Income from discontinued operations	48	155
Net income	19,660	44,923
Net (income) loss attributable to noncontrolling interests	(34)	10
Net income attributable to common unitholders	$19,626	$44,933
Basic net income per Common Unit:
Continuing operations attributable to common unitholders	$0.05	$0.12
Diluted net income per Common Unit:
Continuing operations attributable to common unitholders	$0.05	$0.12
Weighted average number of Common Units outstanding	371,414	362,204
Weighted average number of Common Units and potential dilutive securities	371,870	362,362
Comprehensive income:
Net income	$19,660	$44,923
Other comprehensive income (loss):
Unrealized losses on interest rate swap contracts	—	(9,342)
Amortization of interest rate swap contracts	801	—
Comprehensive income	$20,461	$35,581

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31,
(in thousands)
(Unaudited)

	Three Months Ended
	2020	2019
Cash flows from operating activities:
Net income	$19,660	$44,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	71,582	62,423
Amortization of deferred leasing and other costs	13,777	13,569
Amortization of deferred financing costs	2,219	1,562
Straight-line rental income and expense, net	(1,703)	(5,704)
Impairment charges	5,626	—
Loss on debt extinguishment	17,806	13
Gain on involuntary conversion	—	(2,259)
Gains on land and property sales	(9,120)	(742)
Third-party construction contracts, net	(780)	11,700
Other accrued revenues and expenses, net	(6,738)	(10,893)
Operating distributions received in excess of (less than) equity in earnings from unconsolidated joint ventures	2,221	(33)
Net cash provided by operating activities	114,550	114,559
Cash flows from investing activities:
Development of real estate investments	(170,900)	(85,772)
Acquisition of buildings and related intangible assets	—	(76,081)
Acquisition of land and other real estate assets	(87,023)	(53,551)
Second generation tenant improvements, leasing costs and building improvements	(8,105)	(10,245)
Other deferred leasing costs	(12,341)	(1,712)
Other assets	(15,040)	(9,381)
Proceeds from the repayments of notes receivable from property sales	110,000	35,000
Proceeds from land and property sales, net	27,081	1,910
Capital contributions and advances to unconsolidated joint ventures	(2,353)	(6,474)
Net cash used for investing activities	(158,681)	(206,306)
Cash flows from financing activities:
Proceeds from the General Partner	5,465	4,492
Proceeds from unsecured debt	316,371	—
Payments on unsecured debt	(316,655)	—
Proceeds from secured debt financings	18,400	—
Payments on secured indebtedness including principal amortization	(876)	(42,665)
Borrowings on line of credit, net	200,000	210,000
Distributions to common unitholders	(87,345)	(77,915)
Contributions from noncontrolling interests, net	—	173
Tax payments on stock-based compensation awards	(4,051)	(5,467)
Change in book cash overdrafts	(14,444)	9,700
Other financing activities	289	(9,920)
Deferred financing costs	(3,971)	—
Net cash provided by financing activities	113,183	88,398
Net increase (decrease) in cash, cash equivalents and restricted cash	69,052	(3,349)
Cash, cash equivalents and restricted cash at beginning of period	121,431	25,517
Cash, cash equivalents and restricted cash at end of period	$190,483	$22,168

Non-cash activities:
Liabilities and right-of-use assets - operating leases	$1,132	$38,792
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three months ended March 31, 2020 and 2019
(in thousands, except per unit data)
(Unaudited)

	Common Unitholders
	General	Limited	Accumulated
	Partner's	Partners'	Other	Total
	Common Equity	Common Equity	Comprehensive Loss	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$5,053,151	$57,575	$(35,036)	$5,075,690	$4,570	5,080,260
Net income	19,456	170	—	19,626	34	19,660
Other comprehensive income	—	—	801	801	—	801
Capital contribution from the General Partner	5,465	—	—	5,465	—	5,465
Stock-based compensation plan activity	2,568	5,653	—	8,221	—	8,221
Distributions to common unitholders ($0.235 per Common Unit)	(86,562)	(783)	—	(87,345)	—	(87,345)
Balance at March 31, 2020	$4,994,078	$62,615	$(34,235)	$5,022,458	$4,604	$5,027,062

	Common Unitholders
	General	Limited	Accumulated
	Partner's	Partners'	Other	Total
	Common Equity	Common Equity	Comprehensive Income	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$4,662,877	$50,585	$(4,676)	$4,708,786	$4,457	$4,713,243
Net income	44,551	382	—	44,933	(10)	44,923
Other comprehensive loss	—	—	(9,342)	(9,342)	—	(9,342)
Capital contribution from the General Partner	4,492	—	—	4,492	—	4,492
Stock-based compensation plan activity	945	4,652	—	5,597	—	5,597
Contributions from noncontrolling interests	—	—	—	—	312	312
Distributions to common unitholders ($0.215 per Common Unit)	(77,237)	(678)	—	(77,915)	—	(77,915)
Distributions to noncontrolling interests	—	—	—	—	(139)	(139)
Balance at March 31, 2019	$4,635,628	$54,941	$(14,018)	$4,676,551	$4,620	$4,681,171

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    General Basis of Presentation
The interim consolidated financial statements included herein have been prepared by the General Partner and the Partnership. The 2019 year-end consolidated balance sheet data included in this Report was derived from the audited financial statements in the combined Annual Report on Form 10-K of the General Partner and the Partnership for the year ended December 31, 2019 (the "2019 Annual Report"), but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses during the reporting period. Our actual results could differ from those estimates and assumptions. These financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included herein and the consolidated financial statements and notes thereto included in the 2019 Annual Report.
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
The General Partner is the sole general partner of the Partnership, owning approximately 99.1% of the Common Units at March 31, 2020. The remaining 0.9% of the Common Units are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
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
As of March 31, 2020, we owned and operated a portfolio primarily consisting of industrial properties and provided real estate services to third-party owners. Substantially all of our Rental Operations (see Note 10) are conducted through the Partnership. We conduct our Service Operations (see Note 10) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership ("DCLP"), which are consolidated entities that are 100% owned by a combination of the General Partner and the Partnership. DCLP is owned through a taxable REIT subsidiary. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries.

2.    Lease Income
Our leases generally include scheduled rent increases, but do not include variable payments based on indexes. Our rental revenue is primarily based on fixed, non-cancelable leases. Our variable rental revenue primarily consists of amounts recovered from lessees for property tax, insurance and common area maintenance ("CAM").
All revenues related to lease and lease-related services are included in, and comprise substantially all of, the caption "Rental and Related Revenue" on the Consolidated Statements of Operations and Comprehensive Income. The components of Rental and Related Revenue are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Rental revenue - fixed payments	$161,608	$156,674
Rental revenue - variable payments (1)	57,147	53,291
Rental and related revenue	$218,755	$209,965
(1) Primarily includes tenant recoveries for real estate taxes, insurance and CAM.
Accounting for Lease Concessions Granted in Connection with the COVID-19 Outbreak
On April 8, 2020, the Financial Accounting Standard Board ("FASB") held a public meeting and shortly afterwards issued a question-and-answer ("Q&A") document which was intended to provide accounting relief for lease concessions related to the COVID-19 pandemic. The accounting relief permits an entity to choose to forgo the evaluation of the enforceable rights and obligations of a lease contract, which is a requirement of Accounting Standards Codification Topic 842, Leases, as long as the total rent payments after the lease concessions are substantially the same, or less than, the total payments previously required by the lease. An entity may account for COVID-19 related lease concessions either (i) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract; or (ii) as a lease modification. To the extent that a rent concession is granted as a deferral of payments, but the total lease payments are substantially the same, lessors are allowed to account for the concession as if no change had been made to the original lease contract.

Based on the Q&A, an entity is not required to account for all lease concessions related to the effects of the COVID-19 pandemic under one elected option, however, the entity is required to apply the elected option consistently to leases with similar characteristics and in similar circumstances. Since the COVID-19 pandemic did not start to adversely impact the economic conditions in the United States until late March 2020, we did not provide any COVID-19 related lease concessions to our tenants during the three months ended March 31, 2020.

Due to the continuing adverse economic effects caused by the COVID-19 pandemic since March 31, 2020, a substantial number of our tenants have requested rent relief, most often in the form of rent deferral. Not all tenant requests will ultimately result in modification agreements, nor do we intend to forgo our contractual rights under our lease agreements. We are evaluating each tenant's rent relief request on an individual basis, considering a number of factors. Generally, we expect the majority of rent deferral arrangements that we may ultimately grant to result in two to three months of full or partial rent relief to be paid back within a 12-month period. We have tentatively determined that we will apply the accounting relief provided by the FASB only to such short-term rent deferrals, and will account for such deferrals as if no change had been made to the original lease contract.
3.    Reclassifications
There have been no amounts in the accompanying consolidated financial statements for 2019 reclassified to conform to the 2020 consolidated financial statement presentation.

4.    Restricted Cash
Restricted cash primarily consists of cash proceeds from dispositions but restricted only for qualifying like-kind exchange transactions and cash held in escrow related to acquisition and disposition holdbacks.  The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$187,563	$110,891
Restricted cash held in escrow for like-kind exchange	—	1,673
Restricted cash included in other escrow deposits and other assets	2,920	8,867
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$190,483	$121,431

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

There were no unconsolidated joint ventures, in which we have any recognized assets or liabilities or have retained any economic exposure to loss at March 31, 2020, that met the criteria to be considered VIEs. Our maximum loss exposure for guarantees of unconsolidated joint venture indebtedness, none of which relate to VIEs, totaled $58.1 million at March 31, 2020.

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

Acquisitions

We did not acquire any buildings during the three months ended March 31, 2020. We paid cash of $76.1 million for building acquisitions during the three months ended March 31, 2019.

Dispositions
Dispositions of buildings and undeveloped land generated net cash proceeds of $27.1 million and $1.9 million during the three months ended March 31, 2020 and 2019, respectively.

During the three months ended March 31, 2020, we collected the remaining $110.0 million of principal on our outstanding notes receivable, which was related to the sale of our medical office portfolio during 2017.

7.    Indebtedness

All debt is issued directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee some of the unsecured debt of the Partnership. The following table summarizes the book value and changes in the fair value of our debt (in thousands):

	Book Value at 12/31/2019	Book Value at 3/31/2020	Fair Value at 12/31/2019	Issuances and Assumptions	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 3/31/2020
Fixed rate secured debt	$32,287	$49,789	$34,547	$18,400	$(876)	$(10,090)	$41,981
Variable rate secured debt	1,900	1,900	1,900	—	—	—	1,900
Unsecured debt	2,900,000	2,925,000	3,045,485	325,000	(300,000)	(184,670)	2,885,815
Unsecured line of credit	—	200,000	—	200,000	—	—	200,000
Total	$2,934,187	$3,176,689	$3,081,932	$543,400	$(300,876)	$(194,760)	$3,129,696
Less: Deferred financing costs	19,422	30,078
Total indebtedness as reported on the consolidated balance sheets	$2,914,765	$3,146,611

Secured Debt

Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated market rates for all of our current fixed rate secured debt are between 3.00% and 3.60%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon level 3 inputs.

In February 2020, one consolidated joint venture obtained an $18.4 million secured loan from a third party financial institution, with a fixed annual interest rate of 3.41% and a maturity date of March 1, 2035.
Unsecured Debt

At March 31, 2020, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 80.00% to 125.00% of face value.
In February 2020, we issued $325.0 million of senior unsecured notes bearing interest at a stated interest rate of 3.05% and maturing on March 1, 2050, at 97.35% of par value, resulting in an effective interest rate of 3.19%. Proceeds from the unsecured notes offering were primarily used to repay the $300.0 million of senior unsecured notes due 2022. In connection with the early redemption of these notes, we recognized a loss of $17.8 million consisting of a repayment premium and write-off of deferred financing costs.
The indentures (and related supplemental indentures) governing our outstanding series of unsecured notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such financial covenants at March 31, 2020.
Unsecured Line of Credit
Our unsecured line of credit at March 31, 2020 is described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at March 31, 2020
Unsecured Line of Credit - Partnership	$1,200,000	January 30, 2022	$200,000

The Partnership's unsecured line of credit has an interest rate on borrowings of LIBOR plus 0.875% (equal to 1.81% for our outstanding borrowings at March 31, 2020) and has a maturity date of January 30, 2022, with options to extend until January 30, 2023. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $800.0 million, for a total of up to $2.00 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.

This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At March 31, 2020, we were in compliance with all financial covenants under this line of credit.
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

	Three Months Ended March 31,
	2020	2019
Management fees	$349	$422
Leasing fees	$451	$148
Construction and development fees	$361	$2,196

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

	Three Months Ended March 31,
	2020	2019
General Partner
Net income attributable to common shareholders	$19,456	$44,551
Less: dividends on participating securities	(356)	(388)
Basic net income attributable to common shareholders	$19,100	$44,163
Add back dividends on dilutive participating securities	—	—
Noncontrolling interest in earnings of common unitholders	170	382
Diluted net income attributable to common shareholders	$19,270	$44,545
Weighted average number of common shares outstanding	368,190	359,139
Weighted average Limited Partner Units outstanding	3,224	3,065
Other potential dilutive shares	456	158
Weighted average number of common shares and potential dilutive securities	371,870	362,362

Partnership
Net income attributable to common unitholders	$19,626	$44,933
Less: distributions on participating securities	(356)	(388)
Basic net income attributable to common unitholders	$19,270	$44,545
Add back distributions on dilutive participating securities	—	—
Diluted net income attributable to common unitholders	$19,270	$44,545
Weighted average number of Common Units outstanding	371,414	362,204
Other potential dilutive units	456	158
Weighted average number of Common Units and potential dilutive securities	371,870	362,362

The following table summarizes the data that is excluded from the computation of net income per common share or Common Unit as a result of being anti-dilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
General Partner and Partnership
Other potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	—	—
Anti-dilutive outstanding participating securities	1,647	1,967

10.    Segment Reporting
Reportable Segments
As of March 31, 2020, we had two reportable operating segments, the first consisting of the ownership and rental of industrial real estate investments. Our ongoing investments in new real estate investments are determined largely upon anticipated geographic trends in supply and demand for industrial buildings, as well as the real estate needs of our major tenants that operate on a national level. Our strategic initiatives and our allocation of resources have been historically based upon allocation among product types, which was consistent with our designation of reportable segments, and after having sold nearly all of our office and medical office properties we intend to increase our investment in industrial properties and treat them as a single operating and reportable segment. Properties not included in our reportable segments, because they are not industrial properties and do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are generally referred to as non-reportable Rental Operations. Our non-reportable Rental Operations primarily include our remaining office properties and medical office property at March 31, 2020. The operations of our industrial properties, as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations."

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

Revenues by Reportable Segment

The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues
Rental Operations:
Industrial	$216,952	$208,403
Non-reportable Rental Operations	1,528	1,452
Service Operations	7,614	54,964
Total segment revenues	226,094	264,819
Other revenue	275	110
Consolidated revenue	$226,369	$264,929

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
The following table shows a reconciliation of our segment-level measures of profitability to consolidated income from continuing operations before income taxes (in thousands and excluding discontinued operations):

	Three Months Ended March 31,
	2020	2019
PNOI
Industrial	$157,061	$142,494
Non-reportable Rental Operations	1,819	876
PNOI, excluding all sold properties	158,880	143,370
PNOI from sold properties included in continuing operations	114	5,992
PNOI, continuing operations	$158,994	$149,362

Earnings from Service Operations	1,046	2,378

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	1,703	5,704
Revenues related to lease buyouts	392	19
Amortization of lease concessions and above and below market rents	2,557	1,262
Intercompany rents and other adjusting items	(394)	433
Non-Segment Items:
Equity in earnings of unconsolidated joint ventures	2,539	4,715
Interest expense	(23,494)	(22,132)
Depreciation and amortization expense	(85,359)	(75,992)
Gain on sale of properties	8,937	(163)
Impairment charges	(5,626)	—
Interest and other income, net	1,395	2,758
General and administrative expenses	(21,763)	(21,983)
Gain on land sales	135	750
Other operating expenses	(1,112)	(2,123)
Loss on extinguishment of debt	(17,806)	(13)
Gain on involuntary conversion	—	2,259
Non-incremental costs related to successful leases	(2,525)	(2,156)
Other non-segment revenues and expenses, net	(67)	75
Income from continuing operations before income taxes	$19,552	$45,153

11.    Real Estate Assets, Discontinued Operations and Assets Held-for-Sale
Real Estate Assets
Real estate assets, excluding assets held-for-sale, consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Buildings and tenant improvements	$5,386,928	$5,295,336
Land and improvements	2,543,415	2,532,541
Other real estate investments (1)	170,602	165,500
Real estate assets	$8,100,945	$7,993,377

(1) Consists of underutilized in-fill sites, which may have had buildings/structures on site when we acquired them, that are either (i) under lease to a third party and, after the lease ends, are expected to be redeveloped or will require significant capital expenditures before re-leasing; or (ii) industrial/logistics properties that we intend to re-lease after significant retrofitting and/or environmental remediation is completed.

Discontinued Operations
The following table illustrates the number of sold or held-for-sale properties in this report, all of which were excluded from discontinued operations:

	Held-for-Sale at March 31, 2020	Sold Year-to-Date in 2020	Sold in 2019	Total

Properties sold or classified as held-for-sale	—	1	28	29

Allocation of Noncontrolling Interests - General Partner
The following table illustrates the General Partner's share of the income attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income between continuing and discontinued operations to the noncontrolling interests (in thousands):

	Three Months Ended March 31,
	2020	2019
Income from continuing operations attributable to common shareholders	$19,408	$44,397
Income from discontinued operations attributable to common shareholders	48	154
Net income attributable to common shareholders	$19,456	$44,551

Allocation of Noncontrolling Interests - Partnership
Substantially all of the income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is attributable to the common unitholders.

Assets Held-for-Sale
The following table illustrates aggregate balance sheet information for assets held-for-sale (in thousands):

	Held-for-Sale Properties Included in Continuing Operations
	March 31, 2020	December 31, 2019
Land and improvements	$—	$4,561
Buildings and tenant improvements	—	18,840
Undeveloped land	—	—
Accumulated depreciation	—	(7,132)
Deferred leasing and other costs, net	—	2,100
Other assets	—	94
Total assets held-for-sale	$—	$18,463

Total liabilities related to assets held-for-sale	$—	$887

12.    Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on April 29, 2020:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common - Quarterly	$0.235	May 14, 2020	May 29, 2020

COVID-19 Pandemic
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our tenants and business partners. Through April 30, 2020, we have collected over 96% of April rents.
While the COVID-19 outbreak did not have a material impact on our financial statements during the three months ended March 31, 2020, we are unable to predict the impact that it will have on our financial condition, results of operations and cash flows in future periods due to numerous uncertainties.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our operations and our present business environment. Management's Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the notes thereto contained in Part I, Item 1 of this Report, and the consolidated financial statements and notes thereto contained in Part IV, Item 15 of our 2019 Annual Report.
Cautionary Notice Regarding Forward-Looking Statements
Certain statements contained in or incorporated by reference into this Report, including, without limitation, those related to our future operations and those related to our expectations concerning the effects of the COVID-19 pandemic on our future operations and balance sheet, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "estimate," "expect," "anticipate," "intend," "plan," "strategy," "continue," "seek," "may," "could" and similar expressions or statements regarding future periods are intended to identify forward-looking statements, although not all forward-looking statements may contain such words.
These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Report or in the information incorporated by reference into this Report. Some of the risks, uncertainties and other important factors that may affect future results include, among others:

•	The impact of the COVID-19 pandemic on our business, our tenants and the economy in general, including the measures taken by governmental authorities to address it;

•	Changes in general economic and business conditions, including the financial condition of our tenants and the value of our real estate assets;

•	The General Partner's continued qualification as a REIT for U.S. federal income tax purposes;

•	Heightened competition for tenants and potential decreases in property occupancy;

•	Potential changes in the financial markets and interest rates;

•	Volatility in the General Partner's stock price and trading volume;

•	Our continuing ability to raise funds on favorable terms, or at all;

•	Our ability to successfully identify, acquire, develop and/or manage properties on terms that are favorable to us;

•	Potential increases in real estate construction costs including construction cost increases as the result of trade disputes and tariffs on goods imported in the United States;

•	Our real estate asset concentration in the industrial sector and potential volatility in this sector;

•	Our ability to successfully dispose of properties on terms that are favorable to us;

•	Our ability to successfully integrate our acquired properties;

•	Our ability to retain our current credit ratings;

•	Inherent risks related to disruption of information technology networks and related systems and cyber security attacks;

•	Inherent risks in the real estate business, including, but not limited to, tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments; and

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

The above list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included in our 2019 Annual Report and in Part II, Item 1A, "Risk Factors" in this Report. The risk factors contained in our 2019 Annual Report are updated by us from time to time in Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings that we make with the SEC.

Business Overview
The General Partner and Partnership collectively specialize in the ownership, management and development of industrial real estate.
The General Partner is a self-administered and self-managed REIT that began operations in 1986 and is the sole general partner of the Partnership. The Partnership is a limited partnership formed in 1993, at which time all of the properties and related assets and liabilities of the General Partner, as well as proceeds from a secondary offering of the General Partner's common shares, were contributed to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest whose operations began in 1972. We operate the General Partner and the Partnership as one enterprise, and therefore, our discussion and analysis refers to the General Partner and its consolidated subsidiaries, including the Partnership, collectively. A more complete description of our business, and of management's philosophy and priorities, is included in our 2019 Annual Report.
At March 31, 2020, we:

•
Owned or jointly controlled 521 primarily industrial properties, of which 500 properties with 146.4 million square feet were in service and 21 properties with 9.7 million square feet were under development. The 500 in-service properties were comprised of 461 consolidated properties with 135.3 million square feet and 39 unconsolidated joint venture properties with 11.1 million square feet. The 21 properties under development consisted of 20 consolidated properties with 9.3 million square feet and one unconsolidated joint venture property with 358,000 square feet.

•
Owned directly, or through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), approximately 1,400 acres of land and controlled approximately 900 acres through purchase options.

Our overall strategy is to continue to increase our investment in quality industrial properties primarily through development, on both a speculative and build-to-suit basis, supplemented with acquisitions in higher barrier markets with the highest growth potential.

COVID-19

The recent COVID-19 pandemic has had a far-reaching impact on the global economy, which has impacted and will continue to impact our business and operations. We have made various changes to our operations in order to support the health of our associates, shareholders and communities in which we operate.

Through April 30, 2020, we have collected over 96% of April rents. Additionally, as discussed below, we have been approached by certain of our tenants who are experiencing financial difficulties for deferrals of rent payments as a result of the pandemic. These deferral requests included some high credit quality tenants that were merely inquiring, and we expect the number of deferrals granted to be much lower than the number of requests.

We are also taking proactive measures to limit our expenditures during this time of uncertainty, and have elected to temporarily suspend starting new speculative development projects. At this time, it is uncertain when or if we will again pursue new speculative projects. The pandemic's impact on the overall global economy is continuing and the ultimate impact is unknown at this time, but it could impact our ability to secure future financing at attractive rates, or at all, and our ability to make opportunistic dispositions of properties. Please see Part II, Item 1A, "Risk Factors" below for additional information about the potential impacts the pandemic may have on our business and results of operations.

Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the metrics that drive the performance of our Rental Operations, which management uses to operate the business, and that we consider to be critical drivers of future revenues.
Occupancy Analysis
Occupancy is an important metric for management and our investors for understanding our financial performance. Our ability to maintain high occupancy rates is among the principal drivers of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of rental properties at March 31, 2020 and 2019, respectively:

	Total Square Feet (in thousands)		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2020	2019	2020	2019	2020	2019	2020	2019
Industrial	135,114	135,473	99.8%	99.8%	96.6%	95.5%	$5.04	$4.75
Non-reportable Rental Operations	211	211	0.2%	0.2%	80.0%	77.3%	$24.36	$24.75
Total Consolidated	135,325	135,684	100.0%	100.0%	96.6%	95.5%	$5.06	$4.78
Unconsolidated Joint Ventures	11,109	11,250			95.7%	95.1%	$4.24	$4.09
Total Including Unconsolidated Joint Ventures	146,434	146,934			96.5%	95.5%
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

The higher leased percentage in our industrial portfolio at March 31, 2020, compared to March 31, 2019, resulted from net absorption of previously vacant space, partially offset by new speculative developments being placed in service.

Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, from our in-service rental properties for the three months ended March 31, 2020 (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2019	4,540	406	4,946
Vacant space in completed developments	154	—	154
Expirations	777	69	846
Early lease terminations	358	—	358
Leasing of previously vacant space	(1,204)	—	(1,204)
Vacant square feet at March 31, 2020	4,625	475	5,100
Total Leasing Activity
Our ability to maintain and improve occupancy and net effective rents primarily depends upon our continuing ability to lease vacant space. The volume and quality of our leasing activity is closely scrutinized by management in operation of the business and provides useful information regarding future performance. The initial leasing of development projects or vacant space in acquired properties is referred to as first generation lease activity. The leasing of such space that we have previously held under lease to a tenant is referred to as second generation lease activity. Second generation lease activity may be in the form of renewals of existing leases or new second generation leases of previously leased space. The total leasing activity for our consolidated and unconsolidated industrial rental properties, expressed in square feet of leases signed, is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
New Leasing Activity - First Generation	1,333	957
New Leasing Activity - Second Generation	259	303
Renewal Leasing Activity	656	1,503
Short-Term New Leasing Activity	655	372
Short-Term Renewal Leasing Activity	78	582
Non-Reportable Rental Operations Leasing Activity	—	1
Total Consolidated Leasing Activity	2,981	3,718
Unconsolidated Joint Venture Leasing Activity	975	73
Total Including Unconsolidated Joint Venture Leasing Activity	3,956	3,791

Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the second generation industrial leases signed for our rental properties during the three months ended March 31, 2020 and 2019:

	Square Feet of Leases (in thousands)		Percent of Expiring Leases Renewed		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Costs per Square Foot
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Three Months
Consolidated - New Second Generation	259	303			4.1	7.3	$3.87	$6.90	$1.95	$4.25
Unconsolidated Joint Ventures - New Second Generation	—	46			—	5.2	$—	$—	$—	$1.34
Total - New Second Generation	259	349			4.1	7.0	$3.87	$6.00	$1.95	$3.87

Consolidated - Renewal	656	1,503	58.4%	82.2%	4.6	3.8	$1.29	$0.97	$1.16	$1.09
Unconsolidated Joint Ventures - Renewal	497	28	87.9%	100.0%	4.4	5.2	$0.48	$1.50	$1.72	$1.88
Total - Renewal	1,153	1,531	68.3%	82.5%	4.5	3.8	$0.94	$0.98	$1.40	$1.10
Growth in average annual net effective rents for new second generation and renewal leases, on a combined basis, for our consolidated and unconsolidated industrial rental properties, is as follows:

	Three Months Ended March 31,
Ownership Type	2020	2019
Consolidated properties	27.8%	23.6%
Unconsolidated joint venture properties	44.1%	12.2%

Lease Expirations
The table below reflects our consolidated in-service portfolio lease expiration schedule at March 31, 2020 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Non-Reportable
Year of Expiration	Square Feet	Annual Rental Revenue*	Number of Leases	Square Feet	Annual Rental Revenue*	Square Feet	Annual Rental Revenue*
Remainder of 2020	6,480	$30,464	78	6,479	$30,458	1	$6
2021	12,415	58,065	138	12,415	58,065	—	—
2022	19,063	81,329	151	19,046	81,137	17	192
2023	13,040	66,128	143	13,020	65,851	20	277
2024	15,021	75,935	139	15,016	75,873	5	62
2025	12,993	67,034	111	12,991	67,009	2	25
2026	9,619	44,611	49	9,619	44,611	—	—
2027	7,546	34,915	30	7,541	34,858	5	57
2028	8,009	52,602	30	7,890	49,115	119	3,487
2029	8,428	45,391	26	8,428	45,391	—	—
2030 and Thereafter	18,086	105,210	53	18,086	105,210	—	—
Total Leased	130,700	$661,684	948	130,531	$657,578	169	$4,106

Total Portfolio Square Feet	135,325			135,114		211
Percent Leased	96.6%			96.6%		80.0%
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
No buildings were acquired during the three months ended March 31, 2020, and six buildings were acquired during the year ended December 31, 2019. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields of industrial building acquisitions (in thousands, except percentage data):

	Year-to-Date 2020 Acquisitions			Full Year 2019 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$—	—%	—%	$217,106	4.1%	88.4%

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

Building Dispositions
We regularly work to identify, consider and pursue opportunities to dispose of properties on an opportunistic basis and on a basis that is generally consistent with our strategic plans. Our ability to dispose of properties, from time to time, on favorable terms is a key performance indicator from the perspective of management, as a source of capital to fund future investment, and we believe that evaluating our disposition activity is also useful to investors.
We sold one consolidated building during the three months ended March 31, 2020 and 28 consolidated buildings during the year ended December 31, 2019. The following table summarizes the sales prices, in-place yields and percent leased of industrial building dispositions (in thousands, except percentage data):

	Year-to-Date 2020 Dispositions			Full Year 2019 Dispositions
Type	Sales Price	In-Place Yield*	Percent Leased**	Sales Price	In-Place Yield*	Percent Leased**
Industrial	$27,450	6.4%	100.0%	$425,767	5.6%	91.4%

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
Development
We expect to generate future earnings from Rental Operations as development properties are placed in service and leased. Development activities, and our ability to lease those developments, are viewed by management as key indicators of future earnings growth and provide useful information to investors for the same reasons. At March 31, 2020, we had 9.7 million square feet of property under development with total estimated costs upon completion of $1.10 billion compared to 9.2 million square feet with total estimated costs upon completion of $819.0 million at March 31, 2019. The square footage and estimated costs include both consolidated properties and unconsolidated joint venture development activity at 100%.
The following table summarizes our properties under development at March 31, 2020 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	9,300	60%	$1,082,620	$639,619	$443,001
Unconsolidated joint venture properties	358	100%	21,385	2,351	19,034
Total	9,658	61%	$1,104,005	$641,970	$462,035

Results of Operations
A summary of our operating results and property statistics is as follows (in thousands, except number of properties and per share or Common Unit data):

	Three Months Ended March 31,
	2020	2019
Rental and related revenue from continuing operations	$218,755	$209,965
General contractor and service fee revenue	7,614	54,964
Operating income	59,457	62,281
General Partner
Net income attributable to common shareholders	$19,456	$44,551
Weighted average common shares outstanding	368,190	359,139
Weighted average common shares and potential dilutive securities	371,870	362,362
Partnership
Net income attributable to common unitholders	$19,626	$44,933
Weighted average Common Units outstanding	371,414	362,204
Weighted average Common Units and potential dilutive securities	371,870	362,362
General Partner and Partnership
Basic income per common share or Common Unit:
Continuing operations	$0.05	$0.12
Diluted income per common share or Common Unit:
Continuing operations	$0.05	$0.12
Number of in-service consolidated properties at end of period	461	469
In-service consolidated square footage at end of period	135,325	135,684
Number of in-service unconsolidated joint venture properties at end of period	39	40
In-service unconsolidated joint venture square footage at end of period	11,109	11,250
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
The following table shows a reconciliation of net income attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income attributable to common shareholders of the General Partner	$19,456	$44,551
Add back: Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	170	382
Net income attributable to common unitholders of the Partnership	19,626	44,933
Adjustments:
Depreciation and amortization	85,359	75,992
Company share of unconsolidated joint venture depreciation, amortization and other adjustments	2,194	2,353
Gains on sale of properties	(8,985)	8
Gain on land sales	(135)	(750)
Impairment charges	5,626	—
Income tax (benefit) expense triggered by sales of real estate assets	(60)	385
Gains on sales of real estate assets - share of unconsolidated joint ventures	(26)	(2,499)
FFO attributable to common unitholders of the Partnership	$103,599	$120,422
Additional General Partner Adjustments:
Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	(170)	(382)
Noncontrolling interest share of adjustments	(729)	(639)
FFO attributable to common shareholders of the General Partner	$102,700	$119,401
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
Note 10 to the consolidated financial statements included in Part I, Item 1 of this Report shows a calculation of our PNOI for the three months ended March 31, 2020 and 2019 and provides a reconciliation of PNOI for our Rental Operations segments to income from continuing operations before income taxes.
Same-Property Net Operating Income - Cash Basis
We also evaluate the performance of our properties, including our share of properties we jointly control, on a "same- property" basis, using a metric referred to as SPNOI. We view SPNOI as a useful supplemental performance measure because it improves comparability between periods by eliminating the effects of changes in the composition of our portfolio.
On an individual property basis, SPNOI is generally computed in a consistent manner as PNOI.
We define our "same-property" population once a year at the beginning of the current calendar year and include buildings that were stabilized (the term "stabilized" means properties that have reached 90% leased or that have been in-service for at least one year since development completion or acquisition) as of January 1 of the prior calendar year. The "same-property" pool is also adjusted to remove properties that were sold subsequent to the beginning of the current calendar year. As such, the "same-property" population for the period ended March 31, 2020 includes all properties that we owned or jointly controlled at January 1, 2020, which had both been owned or jointly controlled and had reached stabilization by January 1, 2019, and have not been sold.
A reconciliation of income from continuing operations before income taxes to SPNOI is presented as follows (in thousands, except percentage data):

	Three Months Ended March 31,		Percent
	2020	2019	Change
Income from continuing operations before income taxes	$19,552	$45,153
Share of SPNOI from unconsolidated joint ventures	4,641	4,444
PNOI excluded from the "same-property" population	(11,151)	(4,813)
Earnings from Service Operations	(1,046)	(2,378)
Rental Operations revenues and expenses excluded from PNOI	(4,372)	(13,410)
Non-Segment Items	144,746	114,005
SPNOI	$152,370	$143,001	6.6%
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

We believe that the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average commencement occupancy and average cash rental rate for the properties included in SPNOI for the respective periods:

	Three Months Ended March 31,
	2020	2019
Number of properties	457	457
Square feet (in thousands) (1)	128,066	128,066
Average commencement occupancy percentage (2)	98.4%	97.6%
Average rental rate - cash basis (3)	$4.76	$4.62
(1) Includes the total square feet of the consolidated properties that are in the "same-property" population as well as 4.9 million square feet of space for unconsolidated joint ventures, which represents our ratable share of the 9.8 million total square feet of space for buildings owned by unconsolidated joint ventures that are in the "same-property" population.

(2) Commencement occupancy represents the percentage of total square feet where the leases have commenced.
(3) Represents the average annualized contractual rent per square foot for tenants in occupancy in properties in the "same-property" population. Cash rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period, its rent would equal zero for purposes of this metric.

Comparison of Three Months Ended March 31, 2020 to Three Months Ended March 31, 2019
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Rental and related revenue:
Industrial	$216,952	$208,403
Non-reportable Rental Operations and non-segment revenues	1,803	1,562
Total rental and related revenue from continuing operations	$218,755	$209,965
The primary reasons for the increase in rental and related revenue from continuing operations were:

•
We acquired six properties and placed 21 developments in service from January 1, 2019 to March 31, 2020, which provided incremental revenues from continuing operations of $13.4 million during the three months ended March 31, 2020, as compared to the same period in 2019.

•
Increases in rental rates and occupancy within our "same-property" portfolio, as well as the lease up of properties that were placed in service prior to January 1, 2019 but were not in the "same-property" portfolio, also contributed to the increase to rental and related revenue from continuing operations.

•	The increase in rental revenue included $3.3 million of higher recoveries primarily related to increased recoverable real estate taxes compared to the same period in 2019.

•
The sale of 29 in-service properties since January 1, 2019, which did not meet the criteria to be classified within discontinued operations, resulted in a decrease of $8.1 million to rental and related revenue from continuing operations in the three months ended March 31, 2020, as compared to the same period in 2019, which partially offset the aforementioned increases to rental and related revenue from continuing operations.

•
The increase in rental revenue was also partially offset by a $5.4 million increase in collectability reserves, including both contractual and straight-line receivables, primarily as a result of current economic conditions caused by the COVID-19 pandemic during the three months ended March 31, 2020.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Rental expenses:
Industrial	$18,521	$20,221
Non-reportable Rental Operations and non-segment expenses	322	447
Total rental expenses from continuing operations	$18,843	$20,668
Real estate taxes:
Industrial	$36,239	$32,308
Non-reportable Rental Operations and non-segment expenses	488	134
Total real estate tax expense from continuing operations	$36,727	$32,442

Overall, rental expenses from continuing operations decreased by $1.8 million during the three months ended March 31, 2020, compared to the same period in 2019. The decrease to rental expenses was primarily due to lower snow removal costs compared to the same period in 2019.

Overall, real estate tax expense from continuing operations increased by $4.3 million during the three months ended March 31, 2020, compared to the same period in 2019. The increase to real estate tax expense was mainly due to higher real estate tax assessments in our various markets and the result of acquisitions and developments placed in service from January 1, 2019 to March 31, 2020. These increases were partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.

Depreciation and Amortization
Depreciation and amortization expense from continuing operations was $85.4 million and $76.0 million for the three months ended March 31, 2020 and 2019, respectively. The increase in depreciation and amortization expense for the three months ended March 31, 2020 was mainly the result of continued growth in our portfolio through development and acquisition.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures represents our ownership share of net income from investments in unconsolidated joint ventures that generally own and operate rental properties. Equity in earnings from unconsolidated joint ventures was $2.5 million and $4.7 million for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2019, we recognized $2.5 million of equity in earnings of unconsolidated joint ventures related to our share of the gain on sale of one joint venture building. There were no such sales in the corresponding period in 2020.
Gain on Sale of Properties - Continuing Operations
The $8.9 million recognized as gain on sale of properties in continuing operations for the three months ended March 31, 2020 was primarily the result of the sale of one consolidated property that did not meet the criteria for inclusion in discontinued operations.
There were no sales of consolidated properties during the three months ended March 31, 2019.
Impairment Charges
During the three months ended March 31, 2020, we recognized $5.6 million of impairment charges related to writing off pre-acquisition costs, primarily non-refundable purchase deposits, for certain planned purchases of undeveloped land that we no longer anticipate completing due to the economic impact of the COVID-19 pandemic.

We did not recognize any impairment charges during the three months ended March 31, 2019.

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
General and administrative expenses were $21.8 million and $22.0 million for the three months ended March 31, 2020 and 2019, respectively. The following table sets forth the factors that led to the decreased general and administrative expenses (in millions):

General and administrative expenses - three months ended March 31, 2019	$22.0
Increase to overall pool of overhead costs	1.2
Increased absorption of costs by consolidated leasing and development activities (1)	(4.3)
Decreased allocation of costs to Service Operations and Rental Operations	2.9
General and administrative expenses - three months ended March 31, 2020	$21.8
(1) We capitalized $850,000 and $8.7 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the three months ended March 31, 2020, compared to capitalizing $669,000 and $5.0 million of such costs, respectively, for the three months ended March 31, 2019. Combined overhead costs capitalized to leasing and development totaled 23.8% and 14.6% of our overall pool of overhead costs for the three months ended March 31, 2020 and 2019, respectively, with the higher percentage being attributable to increased development volume during the three months ended March 31, 2020.

Interest Expense
Interest expense allocable to continuing operations was $23.5 million and $22.1 million for the three months ended March 31, 2020 and 2019, respectively. The increase in interest expense from continuing operations for the three months ended March 31, 2020 was primarily due to increased overall borrowings, partially offset by lower average interest rates.
We capitalized $6.9 million and $6.7 million of interest costs for the three months ended March 31, 2020 and 2019, respectively.
Debt Extinguishment
During the three months ended March 31, 2020, we redeemed $300.0 million of unsecured notes, which had a stated interest rate of 4.38%. We recognized a loss of $17.8 million in connection with the redemption of these notes including the repayment premium and write-off of the deferred financing costs.
We did not redeem any unsecured notes for the three months ended March 31, 2019.

Liquidity and Capital Resources

Sources of Liquidity
Although the current economic environment may impact our ability to access capital, we expect to meet our short-term liquidity requirements over the next 12 months, which include payments of dividends and distributions, completion of development projects that are currently under construction and capital expenditures needed to maintain our current real estate assets, through working capital, net cash provided by operating activities and short term borrowings on the Partnership's unsecured line of credit. We had $187.6 million of cash on hand and $200.0 million of outstanding borrowings on the Partnership's $1.20 billion unsecured line of credit at March 31, 2020.

In addition to our existing sources of liquidity, we expect to meet long-term liquidity requirements, such as scheduled mortgage and unsecured debt maturities, financing of development activities (and, to a lesser extent, acquisitions) and other capital improvements, through multiple sources of capital including operating cash flow, proceeds from property dispositions and accessing the public debt and equity markets.

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

We are subject to a number of risks, which have intensified as the result of the COVID-19 outbreak, related to general economic conditions, including reduced occupancy, tenant defaults and bankruptcies and potential reduction in rental rates upon renewal or re-letting of properties, any of which would result in reduced cash flow from operations.

Debt and Equity Securities

We use the Partnership's unsecured line of credit (which is guaranteed by the General Partner) as a temporary source of capital to fund development activities, acquire additional rental properties and provide working capital.

In February 2020, one consolidated joint venture obtained an $18.4 million secured loan from a third party financial institution, with a fixed annual interest rate of 3.41% and a maturity date of March 1, 2035.

Also in February 2020, we issued $325.0 million of senior unsecured notes, which bear interest at a stated interest rate of 3.05%, have an effective interest rate of 3.19%, and mature on March 1, 2050, for cash proceeds of $316.4 million.

The Partnership has issued debt securities pursuant to certain indentures and related supplemental indentures, which also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, at March 31, 2020.

The Partnership's unsecured line of credit has an interest rate that is indexed to LIBOR. In 2017, the Alternative Reference Rates Committee ("ARRC") proposed that the Secured Overnight Funding Rate ("SOFR") replace LIBOR. ARRC also proposed that the transition to SOFR from LIBOR take place by the end of 2021. As the Partnership's unsecured line of credit agreement has provisions that allow for automatic transition to a new rate, the Partnership has no other material debt arrangements that are indexed to LIBOR, and has settled all of our outstanding interest rate swaps in November 2019, we believe that the transition will not have a material impact on our consolidated financial statements.

At March 31, 2020, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities (including guarantees of the Partnership's debt securities by the General Partner). Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.

The General Partner has an ATM equity program that allows it to issue new common shares at $0.01 par value per share, from time to time, with an aggregate offering price of up to $400.0 million. During the three months ended March 31, 2020, the General Partner issued 8,700 common shares under its ATM equity program, resulting in net proceeds of $300,000 after paying total compensation of $3,000 to the applicable sales agents. As of March 31, 2020, the ATM equity program still had $190.3 million worth of new common shares available to issue.

Sale of Real Estate Assets
We regularly work to identify, consider and pursue opportunities to dispose of non-strategic properties on an opportunistic basis and on a basis that is generally consistent with our strategic plans. Our ability to dispose of such properties on favorable terms, or at all, is dependent upon a number of factors including the availability of credit to potential buyers to purchase properties at prices that we consider acceptable. Although we believe that we have demonstrated our ability to generate significant liquidity through the disposition of non-strategic properties, potential future adverse changes to general market and economic conditions, including the uncertain economic outlook caused by the COVID-19 pandemic, could negatively impact our further ability to dispose of such properties.
Sales of land and depreciable properties provided $27.1 million and $1.9 million in net proceeds during the three months ended March 31, 2020 and 2019, respectively.
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated joint ventures, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions. During the three months ended March 31, 2020 and 2019, we had no capital distributions from unconsolidated joint ventures.
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

As the result of the COVID-19 pandemic, we have temporarily suspended starting new speculative development projects.

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
The following table summarizes our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	Three Months Ended March 31,
	2020	2019
Second generation tenant improvements	$5,169	$4,510
Second generation leasing costs	1,677	5,136
Building improvements	1,259	599
Total second generation capital expenditures	$8,105	$10,245
Development of real estate investments	$170,900	$85,772
Other deferred leasing costs	$12,341	$1,712
The capital expenditures in the table above include the capitalization of internal overhead costs. We capitalized $850,000 and $669,000 of overhead costs related to leasing activities, including both first and second generation leases, during the three months ended March 31, 2020 and 2019, respectively. We capitalized $8.7 million and $5.0 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the three months ended March 31, 2020 and 2019, respectively. Combined overhead costs capitalized to leasing and development totaled 23.8% and 14.6% of our overall pool of overhead costs for the three months ended March 31, 2020 and 2019, respectively.

Further discussion of the capitalization of overhead costs can be found herein, in the quarter-to-quarter comparison of general and administrative expenses of this Item 2 as well as in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report.

In addition to the capitalization of overhead costs, the totals for development of real estate assets in the table above include the capitalization of $6.9 million and $6.7 million of interest costs during the three months ended March 31, 2020 and 2019, respectively.
Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.

Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Code in order to maintain its REIT status. We paid regular dividends or distributions of $0.235 per common share or Common Unit in the first quarter of 2020, and the General Partner's board of directors declared dividends or distributions of $0.235 per common share or Common Unit for the second quarter of 2020.
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
Debt Maturities
Debt outstanding at March 31, 2020 had a face value totaling $3.18 billion with a weighted average interest rate of 3.49% and maturities at various dates through 2050. Of this total amount, we had $2.93 billion of unsecured debt, $51.7 million of secured debt and $200.0 million of outstanding borrowings on our unsecured line of credit at March 31, 2020. Scheduled principal amortization, maturities and early repayments of such debt totaled $300.9 million for the three months ended March 31, 2020.
The following table is a summary of the scheduled future amortization and maturities of our indebtedness at March 31, 2020 (in thousands, except percentage data):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
Remainder of 2020	$3,434	$—	$3,434	5.42%
2021	4,003	9,047	13,050	5.56%
2022	4,217	300,000	304,217	3.95%
2023	4,444	450,000	454,444	2.90%
2024	4,685	300,000	304,685	3.92%
2025	4,610	—	4,610	5.42%
2026	2,724	375,000	377,724	3.37%
2027	1,077	475,000	476,077	3.18%
2028	744	500,000	500,744	4.45%
2029	770	400,000	400,770	2.88%
2030	797	—	797	3.41%
Thereafter	3,705	332,402	336,107	3.20%
	$35,210	$3,141,449	$3,176,659	3.49%

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

In March 2020, we redeemed $300.0 million of unsecured notes that were scheduled to mature in June 2022.

Contractual Obligations

Aside from repayments of long-term debt and the issuance of the $325.0 million of senior unsecured notes described above, there have been no other material changes in our outstanding commitments since December 31, 2019, as previously discussed in our 2019 Annual Report.

Historical Cash Flows
Cash, cash equivalents and restricted cash were $190.5 million and $22.2 million at March 31, 2020 and 2019, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Three Months Ended March 31,
	2020	2019
General Partner
Net cash provided by operating activities	$114.6	$114.6
Net cash used for investing activities	$(158.7)	$(206.3)
Net cash provided by financing activities	$113.2	$88.4

Partnership
Net cash provided by operating activities	$114.6	$114.6
Net cash used for investing activities	$(158.7)	$(206.3)
Net cash provided by financing activities	$113.2	$88.4

Operating Activities

Cash flows from operating activities provide the cash necessary to meet our operational requirements and the receipt of rental income from Rental Operations continues to be our primary source of operating cash flows.

Investing Activities

Highlights of significant cash sources and uses are as follows:

•
During the three months ended March 31, 2020, we did not acquire any buildings. We paid cash of $76.1 million for building acquisitions during the three months ended March 31, 2019. We paid cash of $87.0 million for undeveloped land acquisitions during the three months ended March 31, 2020, compared to $53.6 million for land acquisitions during the same period in 2019.

•	Real estate development costs were $170.9 million during the three months ended March 31, 2020, compared to $85.8 million for the same period in 2019.

•	Sales of land and depreciated properties provided $27.1 million in net proceeds for the three months ended March 31, 2020, compared to $1.9 million for the same period in 2019.

•
During the three months ended March 31, 2020, we received repayments of $110.0 million on our notes receivable related to the disposition of our medical office portfolio in 2017, compared to $35.0 million of repayments of notes receivable from property sales for the same period in 2019.

•	Second generation tenant improvements, leasing costs and building improvements totaled $8.1 million for the three months ended March 31, 2020 compared to $10.2 million for the same period in 2019.

•	For the three months ended March 31, 2020, we made capital contributions of $2.4 million to unconsolidated joint ventures, compared to $6.5 million during the same period in 2019.
Financing Activities
The following items highlight significant capital transactions:

•
During the three months ended March 31, 2020, the Partnership issued $325.0 million of senior unsecured notes, which bear interest at a stated interest rate of 3.05%, have an effective interest rate of 3.19% and mature on March 1, 2050, for cash proceeds of $316.4 million. We did not issue any senior unsecured notes during the three months ended March 31, 2019.

•
The Partnership paid cash of $316.7 million for the early redemption of $300.0 million of senior unsecured notes that were scheduled to mature in June 2022 during the three months ended March 31, 2020. We did not make payments on senior unsecured notes for the three months ended March 31, 2019.

•
During the three months ended March 31, 2020, a consolidated joint venture of the Partnership obtained a secured loan from a third party financial institution for gross proceeds of $18.4 million. We did not obtain any secured loans during the three months ended March 31, 2019.

•	For the three months ended March 31, 2020 and 2019, we increased borrowings on the Partnership's unsecured line of credit by $200.0 million and $210.0 million, respectively.

•	We paid regular cash dividends totaling $86.6 million and $77.2 million for the three months ended March 31, 2020 and 2019, respectively.

•
Changes in book cash overdrafts are classified as financing activities within our Consolidated Statements of Cash Flows. Book cash overdrafts were $24.0 million at March 31, 2019. We did not have any book cash overdrafts at March 31, 2020.

•
We paid off a special assessment bond for $9.9 million which was reflected within Other Financing Activities on our Consolidated Statements of Cash Flows during three months ended March 31, 2019. We did not make similar significant repayments during the three months ended March 31, 2020.

Off Balance Sheet Arrangements - Investments in Unconsolidated Joint Ventures
We analyze our investments in unconsolidated joint ventures to determine if they meet the criteria for classification as a VIE and would require consolidation. We (i) evaluate the sufficiency of the total equity at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group and whether there are limited partners (or similar owning entities) that lack substantive participating or kick out rights and (iii) establish whether or not activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. To the extent that we (i) are the sole entity that has the power to direct the activities of the VIE and (ii) have the obligation or rights to absorb the VIE's losses or receive its benefits, then we would be determined to be the primary beneficiary of the VIE and would consolidate it. At the end of each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary. To the extent that our joint ventures do not qualify as VIEs, we further assess each joint venture partner's substantive participating rights to determine if the venture should be consolidated. There were no unconsolidated joint ventures that met the criteria to be a VIE at March 31, 2020.

We have equity interests in unconsolidated partnerships and limited liability companies that primarily own and operate rental properties and hold land for development. These unconsolidated joint ventures are primarily engaged in the operation and development of industrial real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these entities are not included on our balance sheet. Our investments in and advances to unconsolidated joint ventures represented approximately 2% of our total assets at March 31, 2020 and December 31, 2019. Total assets of our unconsolidated joint ventures were $416.5 million and $419.1 million at March 31, 2020 and December 31, 2019, respectively. The combined revenues of our unconsolidated joint ventures totaled $14.2 million and $15.1 million for the three months ended March 31, 2020 and 2019, respectively.
We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated joint ventures. The outstanding balances on the guaranteed portion of these loans totaled $58.1 million and $124.1 million at March 31, 2020 and 2019, respectively.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate changes primarily as a result of our line of credit and our long-term borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, from time to time, in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts (in thousands) of the expected annual maturities, weighted average interest rates for the average debt outstanding in the specified period and fair values (in thousands).

	Remainder of 2020	2021	2022	2023	2024	Thereafter	Face Value	Fair Value
Long-Term Debt:
Fixed rate secured debt	$3,134	$12,750	$3,917	$4,144	$4,385	$21,429	$49,759	$41,981
Weighted average interest rate	5.63%	5.62%	5.65%	5.66%	5.67%	4.15%	5.00%
Variable rate secured debt	$300	$300	$300	$300	$300	$400	$1,900	$1,900
Weighted average interest rate	3.26%	3.26%	3.26%	3.26%	3.26%	3.26%	3.26%
Fixed rate unsecured debt	$—	$—	$300,000	$250,000	$300,000	$2,075,000	$2,925,000	$2,885,815
Weighted average interest rate	N/A	N/A	3.93%	3.72%	3.90%	3.46%	3.58%
Variable rate unsecured line of credit	$—	$—	$—	$200,000	$—	$—	$200,000	$200,000
Rate at March 31, 2020	N/A	N/A	N/A	1.81%	N/A	N/A	1.81%
The Partnership’s unsecured line of credit is reflected in the table above as maturing in January 2023, based on the ability to exercise the two six-month extension options from its stated maturity date of January 2022 (see Note 7).

As the above table incorporates only those exposures that existed at March 31, 2020, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise, our hedging strategies at that time, to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured line of credit, to the extent we have outstanding borrowings, will be affected by fluctuations in the LIBOR indices or applicable replacement rates as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.
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

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We are not subject to any material pending legal proceedings other than routine litigation arising in the ordinary course of business. We presently believe that all of the proceedings to which we were subject as of March 31, 2020, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the information set forth in this Report, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption "Item 1A. Risk Factors" in our 2019 Annual Report. The risks and uncertainties described in our 2019 Annual Report are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations. Significant additional risk factors that we face since our 2019 Annual Report are described below:
The full effects of the COVID-19 pandemic are highly uncertain and cannot be predicted.
An outbreak of COVID-19, a respiratory disease caused by a novel corona virus, has recently started spreading internationally, including in the United States where we operate. In March 2020, the World Health Organization declared the outbreak to be a pandemic, and the President of the United States declared it a national emergency. Globally, population movement and trade have been restricted. Within the United States, various state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. We do not yet know the duration of the pandemic or all of its future effects, but it has already had negative effects on global health and the world economy.
This economic impact has disrupted or affected substantially all of our tenant base in various ways and with varying magnitudes. We have held discussions with some of our tenants who have requested rent relief and they have expressed concern about their uncertain economic condition. We do not yet know the extent to which our tenants will be able to continue making their rent payments and whether our business interruption insurance would cover lost payments.
We also have limited our new development activities to fully leased build-to-suit projects in light of the pandemic, and stay-at-home orders could further restrict our ability to continue new developments. The extent to which these developments and others caused by COVID-19 affect our business will depend on future developments, including the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties which we cannot predict at this time.
A prolonged COVID-19 outbreak could negatively impact our operations and financial condition.
Should the major public health issues caused by the COVID-19 outbreak persist for an extended period of time, we could be adversely affected by actions limiting trade and population movement, the movement of goods through the supply chain, and other impacts to business and consumer demand that may diminish the demand and rents for our properties. To date, we have received requests for deferrals of rent payments from certain of our tenants who have experienced financial difficulties as a result of the COVID-19 outbreak. In the event of the default or insolvency of a significant number of our tenants, we may experience a substantial loss of rental revenue and/or delays in collecting rent and incur substantial costs in enforcing our rights as landlord. If a tenant files for bankruptcy protection, a court could allow the tenant to reject and terminate its lease with us.

As a result, our financial condition, results of operations and distributable cash flow would be adversely affected if a significant number of our tenants became unable to meet their obligations to us, became insolvent or declared bankruptcy, and if we are unable to promptly renew the leases or relet the space, or if the rental rates upon such renewal or reletting are significantly lower than current rates.
Our stock price could be negatively impacted by COVID-19.
The COVID-19 outbreak has resulted in significant market volatility, including large swings in global stock prices that have adversely affected trade and global and local economies. These conditions may worsen in future periods and negatively impact our share price.
COVID-19 could adversely affect our ability to finance our operations.
The outbreak has also adversely impacted financial institutions which could, in future periods, negatively impact their willingness to extend credit or result in adverse changes to the terms at which credit is extended. These potential risks could negatively impact our future ability to access capital, which would negatively impact our liquidity and our ability to execute our strategic plans.
The ability of our employees to work may be adversely impacted by COVID-19.
Our workforce, including key employees, could be adversely impacted by the outbreak in future periods. Such impacts could, among other things, negatively affect (i) the operation of our properties, (ii) the timeliness of our strategic decision making, (iii) the operation of an effective cyber security function, (iv) the operation of our key information systems, (v) our ability to make timely filings with the SEC and (vi) our ability to maintain an effective control environment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None
(b) Use of Proceeds
None
(c) Issuer Purchases of Equity Securities
From time to time, we repurchase our securities under a repurchase program that initially was approved by the General Partner's board of directors and publicly announced in October 2001 (the "Repurchase Program").
On January 29, 2020, the General Partner's board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $300.0 million of the General Partner's common shares, $750.0 million of the Partnership's debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairman of the finance committee of the board of directors of planned repurchases within these limits. We did not repurchase any equity securities through the Repurchase Program during the three months ended March 31, 2020.
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

4.1
Seventeenth Supplemental Indenture, dated as of February 21, 2020, by and between the Operating Partnership and the Bank of New York Mellon Trust Company, N.A. (as successor to J.P.Morgan Trust Company, National Association), as trustee, including the form of global note evidencing the 3.050% Senior Notes Due 2050 (filed as Exhibit 4.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on February 21, 2020, and incorporated herein by this reference).

10.1	Form of LTIP Unit Award Agreement.#*

10.2	Form of Annual Restricted Stock Unit Award Certificate for directors under the General Partner's 2015 Long-Term Incentive Plan.#*

10.3	Form of Restricted Stock Unit Award under the General Partner's 2015 Long-Term Incentive Plan. #*

10.4	Form of Award Certificate under the General Partner's 2010 Performance Share Plan, a sub-plan of the 2015 Long-Term Incentive Plan.#*

10.5	Form of 2010 Performance Share Plan LTIP Unit Award Agreement.#*

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the General Partner.*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the General Partner.*

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer for the Partnership.*

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer for the Partnership.*

32.1	Section 1350 Certification of the Chief Executive Officer of the General Partner.**

32.2	Section 1350 Certification of the Chief Financial Officer of the General Partner.**

32.3	Section 1350 Certification of the Chief Executive Officer for the Partnership.**

32.4	Section 1350 Certification of the Chief Financial Officer for the Partnership.**

101.Def	Definition Linkbase Document

101.Pre	Presentation Linkbase Document

101.Lab	Labels Linkbase Document

101.Cal	Calculation Linkbase Document

101.Sch	Schema Document

101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

#	Represents management contract or compensatory plan or arrangement

*	Filed herewith.

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
By: DUKE REALTY CORPORATION, its general partner

/s/ James B. Connor
James B. Connor
Chairman and Chief Executive Officer of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner

Date:	May 1, 2020