Form 10-Q
period 2020-06-30
DUKE REALTY CORP; DUKE REALTY Ltd PARTNERSHIP/
filed 2020-07-31
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
The number of shares of Duke Realty Corporation's common stock outstanding at July 29, 2020 was 370,561,785.

EXPLANATORY NOTE
This report (the "Report") combines the quarterly reports on Form 10-Q for the period ended June 30, 2020 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries, and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning approximately 99.1% of the common partnership interests of the Partnership ("General Partner Units") as of June 30, 2020. The remaining 0.9% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership.
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
We believe combining the quarterly reports on Form 10-Q of the General Partner and the Partnership into this single report results in the following benefits:
•enhances investors' understanding of the General Partner and the Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;
•eliminates duplicative disclosure and provides a more streamlined and readable presentation of information since a substantial portion of the Company's disclosure applies to both the General Partner and the Partnership; and
•creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

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

DUKE REALTY CORPORATION/DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$8,293,907	$7,993,377
Construction in progress	584,138	550,926
Investments in and advances to unconsolidated joint ventures	133,795	133,074
Undeveloped land	350,226	254,537
	9,362,066	8,931,914
Accumulated depreciation	(1,590,546)	(1,480,461)
Net real estate investments	7,771,520	7,451,453

Real estate investments and other assets held-for-sale	—	18,463

Cash and cash equivalents	29,870	110,891
Accounts receivable	16,869	20,349
Straight-line rent receivable	138,251	129,344
Receivables on construction contracts, including retentions	53,769	25,607
Deferred leasing and other costs, net of accumulated amortization of $211,458 and $203,857	314,715	320,444
Restricted cash held in escrow for like-kind exchange	—	1,673
Notes receivable from property sales	—	110,000
Other escrow deposits and other assets	242,015	232,338
	$8,567,009	$8,420,562
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $363 and $164	$50,274	$34,023
Unsecured debt, net of deferred financing costs of $33,828 and $19,258	3,024,912	2,880,742
	3,075,186	2,914,765

Liabilities related to real estate investments held-for-sale	—	887

Construction payables and amounts due subcontractors, including retentions	111,844	68,840
Accrued real estate taxes	79,204	69,042
Accrued interest	15,450	14,181
Other liabilities	181,978	223,680
Tenant security deposits and prepaid rents	45,931	48,907
Total liabilities	3,509,593	3,340,302
Shareholders' equity:
Common shares ($0.01 par value); 600,000 shares authorized; 370,366 and 367,950 shares issued and outstanding, respectively	3,704	3,680
Additional paid-in capital	5,607,897	5,525,463
Accumulated other comprehensive loss	(33,346)	(35,036)
Distributions in excess of net income	(590,435)	(475,992)
Total shareholders' equity	4,987,820	5,018,115
Noncontrolling interests	69,596	62,145
Total equity	5,057,416	5,080,260
	$8,567,009	$8,420,562
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and six months ended June 30,
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
Revenues:
Rental and related revenue	$226,374	$213,107	$445,129	$423,072
General contractor and service fee revenue	12,137	23,919	19,751	78,883
	238,511	237,026	464,880	501,955
Expenses:
Rental expenses	17,557	17,597	36,400	38,265
Real estate taxes	36,763	32,375	73,490	64,817
General contractor and other services expenses	10,406	23,189	16,974	75,775
Depreciation and amortization	86,704	83,004	172,063	158,996
	151,430	156,165	298,927	337,853
Other operating activities:
Equity in earnings of unconsolidated joint ventures	2,396	4,143	4,935	8,858
Gain on sale of properties	—	30,592	8,937	30,429
Gain on land sales	6,070	1,950	6,205	2,700
Other operating expenses	(1,546)	(1,518)	(2,658)	(3,641)
Impairment charges	—	—	(5,626)	—
Non-incremental costs related to successful leases	(4,034)	(3,447)	(6,559)	(5,603)
General and administrative expenses	(13,606)	(13,420)	(35,369)	(35,403)
	(10,720)	18,300	(30,135)	(2,660)
Operating income	76,361	99,161	135,818	161,442
Other income (expenses):
Interest and other income, net	216	2,534	1,611	5,292
Interest expense	(22,841)	(23,510)	(46,335)	(45,642)
Loss on debt extinguishment	(14,972)	—	(32,778)	(13)
Gain on involuntary conversion	1,283	—	1,283	2,259
Income from continuing operations before income taxes	40,047	78,185	59,599	123,338
Income tax benefit (expense)	150	(6,616)	210	(7,001)
Income from continuing operations	40,197	71,569	59,809	116,337
Discontinued operations:
Gain on sale of properties	23	99	71	254
Income from discontinued operations	23	99	71	254
Net income	40,220	71,668	59,880	116,591
Net income attributable to noncontrolling interests	(400)	(615)	(604)	(987)
Net income attributable to common shareholders	$39,820	$71,053	$59,276	$115,604
Basic net income per common share:
Continuing operations attributable to common shareholders	$0.11	$0.20	$0.16	$0.32
Diluted net income per common share:
Continuing operations attributable to common shareholders	$0.11	$0.20	$0.16	$0.32
Weighted average number of common shares outstanding	368,836	359,681	368,513	359,412
Weighted average number of common shares and potential dilutive securities	372,573	362,926	372,197	362,615

Comprehensive income:
Net income	$40,220	$71,668	$59,880	$116,591
Other comprehensive income (loss):
Unrealized losses on interest rate swap contracts	—	(14,699)	—	(24,041)
Amortization of interest rate swap contracts	889	—	1,690	—
Comprehensive income	$41,109	$56,969	$61,570	$92,550
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30,
(in thousands)
(Unaudited)

	Six Months Ended
	2020	2019
Cash flows from operating activities:
Net income	$59,880	$116,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	143,922	131,878
Amortization of deferred leasing and other costs	28,141	27,118
Amortization of deferred financing costs	4,477	3,121
Straight-line rental income and expense, net	(8,476)	(10,466)
Impairment charges	5,626	—
Loss on debt extinguishment	32,778	13
Gain on involuntary conversion	(1,283)	(2,259)
Gain on land and property sales	(15,213)	(33,383)
Third-party construction contracts, net	(3,717)	15,645
Other accrued revenues and expenses, net	11,460	10,021
Operating distributions received in excess of (less than) equity in earnings from unconsolidated joint ventures	3,563	(487)
Net cash provided by operating activities	261,158	257,792
Cash flows from investing activities:
Development of real estate investments	(333,212)	(205,315)
Acquisition of buildings and related intangible assets	—	(108,201)
Acquisition of land and other real estate assets	(95,859)	(200,872)
Second generation tenant improvements, leasing costs and building improvements	(17,062)	(20,463)
Other deferred leasing costs	(17,306)	(11,152)
Other assets	(10,289)	(7,224)
Proceeds from the repayments of notes receivable from property sales	110,000	130,000
Proceeds from land and property sales, net	34,509	97,526
Capital distributions from unconsolidated joint ventures	13	—
Capital contributions and advances to unconsolidated joint ventures	(4,833)	(5,962)
Net cash used for investing activities	(334,039)	(331,663)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	76,678	42,128
Proceeds from unsecured debt	663,123	—
Payments on unsecured debt	(546,972)	—
Proceeds from secured debt financings	18,400	—
Payments on secured indebtedness including principal amortization	(1,906)	(43,502)
Borrowings on line of credit, net	—	222,000
Distributions to common shareholders	(173,131)	(154,550)
Distributions to noncontrolling interests, net	(1,566)	(1,180)
Tax payments on stock-based compensation awards	(4,051)	(5,469)
Change in book cash overdrafts	(14,444)	15,874
Other financing activities	289	(9,920)
Deferred financing costs	(6,374)	—
Net cash provided by financing activities	10,046	65,381
Net decrease in cash, cash equivalents and restricted cash	(62,835)	(8,490)
Cash, cash equivalents and restricted cash at beginning of period	121,431	25,517
Cash, cash equivalents and restricted cash at end of period	$58,596	$17,027

Non-cash activities:
Liabilities and right-of-use assets - operating leases	$1,443	$37,810
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three and six months ended June 30, 2020 and 2019
(in thousands, except per share data)
(Unaudited)

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Noncontrolling Interests	Total
Balance at March 31, 2020	$3,684	$5,533,806	$(34,235)	$(543,412)	$67,219	$5,027,062
Net income	—	—	—	39,820	400	40,220
Other comprehensive income	—	—	889	—	—	889
Issuance of common shares	20	71,193	—	—	—	71,213
Stock-based compensation plan activity	—	2,898	—	(274)	2,760	5,384
Distributions to common shareholders ($0.235 per share)	—	—	—	(86,569)	—	(86,569)
Distributions to noncontrolling interests	—	—	—	—	(783)	(783)
Balance at June 30, 2020	$3,704	$5,607,897	$(33,346)	$(590,435)	$69,596	$5,057,416

Balance at December 31, 2019	$3,680	$5,525,463	$(35,036)	$(475,992)	$62,145	$5,080,260
Net income	—	—	—	59,276	604	59,880
Other comprehensive income	—	—	1,690	—	—	1,690
Issuance of common shares	21	76,657	—	—	—	76,678
Stock-based compensation plan activity	3	5,777	—	(588)	8,413	13,605
Distributions to common shareholders ($0.47 per share)	—	—	—	(173,131)	—	(173,131)
Distributions to noncontrolling interests	—	—	—	—	(1,566)	(1,566)
Balance at June 30, 2020	$3,704	$5,607,897	$(33,346)	$(590,435)	$69,596	$5,057,416

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Noncontrolling Interests	Total
Balance at March 31, 2019	$3,594	$5,250,157	$(14,018)	$(618,123)	$59,561	$4,681,171
Net income	—	—	—	71,053	615	71,668
Other comprehensive loss	—	—	(14,699)	—	—	(14,699)
Issuance of common shares	12	37,624	—	—	—	37,636
Stock-based compensation plan activity	—	2,601	—	(291)	2,023	4,333
Distributions to common shareholders ($0.215 per share)	—	—	—	(77,313)	—	(77,313)
Distributions to noncontrolling interests	—	—	—	—	(675)	(675)
Balance at June 30, 2019	$3,606	$5,290,382	$(28,717)	$(624,674)	$61,524	$4,702,121

Balance at December 31, 2018	$3,589	$5,244,375	$(4,676)	$(585,087)	$55,042	$4,713,243
Net income	—	—	—	115,604	987	116,591
Other comprehensive loss	—	—	(24,041)	—	—	(24,041)
Issuance of common shares	13	42,115	—	—	—	42,128
Stock-based compensation plan activity	4	3,892	—	(641)	6,675	9,930
Contributions from noncontrolling interests	—	—	—	—	312	312
Distributions to common shareholders ($0.43 per share)	—	—	—	(154,550)	—	(154,550)
Distributions to noncontrolling interests	—	—	—	—	(1,492)	(1,492)
Balance at June 30, 2019	$3,606	$5,290,382	$(28,717)	$(624,674)	$61,524	$4,702,121

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$8,293,907	$7,993,377
Construction in progress	584,138	550,926
Investments in and advances to unconsolidated joint ventures	133,795	133,074
Undeveloped land	350,226	254,537
	9,362,066	8,931,914
Accumulated depreciation	(1,590,546)	(1,480,461)
Net real estate investments	7,771,520	7,451,453

Real estate investments and other assets held-for-sale	—	18,463

Cash and cash equivalents	29,870	110,891
Accounts receivable	16,869	20,349
Straight-line rent receivable	138,251	129,344
Receivables on construction contracts, including retentions	53,769	25,607
Deferred leasing and other costs, net of accumulated amortization of $211,458 and $203,857	314,715	320,444
Restricted cash held in escrow for like-kind exchange	—	1,673
Notes receivable from property sales	—	110,000
Other escrow deposits and other assets	242,015	232,338
	$8,567,009	$8,420,562
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $363 and $164	$50,274	$34,023
Unsecured debt, net of deferred financing costs of $33,828 and $19,258	3,024,912	2,880,742
	3,075,186	2,914,765

Liabilities related to real estate investments held-for-sale	—	887

Construction payables and amounts due subcontractors, including retentions	111,844	68,840
Accrued real estate taxes	79,204	69,042
Accrued interest	15,450	14,181
Other liabilities	181,978	223,680
Tenant security deposits and prepaid rents	45,931	48,907
Total liabilities	3,509,593	3,340,302
Partners' equity:
Common equity (370,366 and 367,950 General Partner Units issued and outstanding, respectively)	5,021,166	5,053,151
Limited Partners' common equity (3,330 and 3,029 Limited Partner Units issued and outstanding, respectively)	64,948	57,575
Accumulated other comprehensive loss	(33,346)	(35,036)
Total partners' equity	5,052,768	5,075,690
Noncontrolling interests	4,648	4,570
Total equity	5,057,416	5,080,260
	$8,567,009	$8,420,562
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and six months ended June 30,
(in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
Revenues:
Rental and related revenue	$226,374	$213,107	$445,129	$423,072
General contractor and service fee revenue	12,137	23,919	19,751	78,883
	238,511	237,026	464,880	501,955
Expenses:
Rental expenses	17,557	17,597	36,400	38,265
Real estate taxes	36,763	32,375	73,490	64,817
General contractor and other services expenses	10,406	23,189	16,974	75,775
Depreciation and amortization	86,704	83,004	172,063	158,996
	151,430	156,165	298,927	337,853
Other operating activities:
Equity in earnings of unconsolidated joint ventures	2,396	4,143	4,935	8,858
Gain on sale of properties	—	30,592	8,937	30,429
Gain on land sales	6,070	1,950	6,205	2,700
Other operating expenses	(1,546)	(1,518)	(2,658)	(3,641)
Impairment charges	—	—	(5,626)	—
Non-incremental costs related to successful leases	(4,034)	(3,447)	(6,559)	(5,603)
General and administrative expenses	(13,606)	(13,420)	(35,369)	(35,403)
	(10,720)	18,300	(30,135)	(2,660)
Operating income	76,361	99,161	135,818	161,442
Other income (expenses):
Interest and other income, net	216	2,534	1,611	5,292
Interest expense	(22,841)	(23,510)	(46,335)	(45,642)
Loss on debt extinguishment	(14,972)	—	(32,778)	(13)
Gain on involuntary conversion	1,283	—	1,283	2,259
Income from continuing operations before income taxes	40,047	78,185	59,599	123,338
Income tax benefit (expense)	150	(6,616)	210	(7,001)
Income from continuing operations	40,197	71,569	59,809	116,337
Discontinued operations:
Gain on sale of properties	23	99	71	254
Income from discontinued operations	23	99	71	254
Net income	40,220	71,668	59,880	116,591
Net (income) loss attributable to noncontrolling interests	(44)	6	(78)	16
Net income attributable to common unitholders	$40,176	$71,674	$59,802	$116,607
Basic net income per Common Unit:
Continuing operations attributable to common unitholders	$0.11	$0.20	$0.16	$0.32
Diluted net income per Common Unit:
Continuing operations attributable to common unitholders	$0.11	$0.20	$0.16	$0.32
Weighted average number of Common Units outstanding	372,167	362,826	371,790	362,517
Weighted average number of Common Units and potential dilutive securities	372,573	362,926	372,197	362,615
Comprehensive income:
Net income	$40,220	$71,668	$59,880	$116,591
Other comprehensive income (loss):
Unrealized losses on interest rate swap contracts	—	(14,699)	—	(24,041)
Amortization of interest rate swap contracts	889	—	1,690	—
Comprehensive income	$41,109	$56,969	$61,570	$92,550

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30,
(in thousands)
(Unaudited)

	Six Months Ended
	2020	2019
Cash flows from operating activities:
Net income	$59,880	$116,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	143,922	131,878
Amortization of deferred leasing and other costs	28,141	27,118
Amortization of deferred financing costs	4,477	3,121
Straight-line rental income and expense, net	(8,476)	(10,466)
Impairment charges	5,626	—
Loss on debt extinguishment	32,778	13
Gain on involuntary conversion	(1,283)	(2,259)
Gain on land and property sales	(15,213)	(33,383)
Third-party construction contracts, net	(3,717)	15,645
Other accrued revenues and expenses, net	11,460	10,021
Operating distributions received in excess of (less than) equity in earnings from unconsolidated joint ventures	3,563	(487)
Net cash provided by operating activities	261,158	257,792
Cash flows from investing activities:
Development of real estate investments	(333,212)	(205,315)
Acquisition of buildings and related intangible assets	—	(108,201)
Acquisition of land and other real estate assets	(95,859)	(200,872)
Second generation tenant improvements, leasing costs and building improvements	(17,062)	(20,463)
Other deferred leasing costs	(17,306)	(11,152)
Other assets	(10,289)	(7,224)
Proceeds from the repayments of notes receivable from property sales	110,000	130,000
Proceeds from land and property sales, net	34,509	97,526
Capital distributions from unconsolidated joint ventures	13	—
Capital contributions and advances to unconsolidated joint ventures	(4,833)	(5,962)
Net cash used for investing activities	(334,039)	(331,663)
Cash flows from financing activities:
Proceeds from the General Partner	76,678	42,128
Proceeds from unsecured debt	663,123	—
Payments on unsecured debt	(546,972)	—
Proceeds from secured debt financings	18,400	—
Payments on secured indebtedness including principal amortization	(1,906)	(43,502)
Borrowings on line of credit, net	—	222,000
Distributions to common unitholders	(174,697)	(155,903)
Contributions from noncontrolling interests, net	—	173
Tax payments on stock-based compensation awards	(4,051)	(5,469)
Change in book cash overdrafts	(14,444)	15,874
Other financing activities	289	(9,920)
Deferred financing costs	(6,374)	—
Net cash provided by financing activities	10,046	65,381
Net decrease in cash, cash equivalents and restricted cash	(62,835)	(8,490)
Cash, cash equivalents and restricted cash at beginning of period	121,431	25,517
Cash, cash equivalents and restricted cash at end of period	$58,596	$17,027

Non-cash activities:
Liabilities and right-of-use assets - operating leases	$1,443	$37,810
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three and six months ended June 30, 2020 and 2019
(in thousands, except per unit data)
(Unaudited)

	Common Unitholders
	General	Limited	Accumulated
	Partner's	Partners'	Other	Total
	Common Equity	Common Equity	Comprehensive Loss	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2020	$4,994,078	$62,615	$(34,235)	$5,022,458	$4,604	5,027,062
Net income	39,820	356	—	40,176	44	40,220
Other comprehensive income	—	—	889	889	—	889
Capital contribution from the General Partner	71,213	—	—	71,213	—	71,213
Stock-based compensation plan activity	2,624	2,760	—	5,384	—	5,384
Distributions to common unitholders ($0.235 per Common Unit)	(86,569)	(783)	—	(87,352)	—	(87,352)
Balance at June 30, 2020	$5,021,166	$64,948	$(33,346)	$5,052,768	$4,648	$5,057,416

Balance at December 31, 2019	$5,053,151	$57,575	$(35,036)	$5,075,690	$4,570	5,080,260
Net income	59,276	526	—	59,802	78	59,880
Other comprehensive income	—	—	1,690	1,690	—	1,690
Capital contribution from the General Partner	76,678	—	—	76,678	—	76,678
Stock-based compensation plan activity	5,192	8,413	—	13,605	—	13,605
Distributions to common unitholders ($0.47 per Common Unit)	(173,131)	(1,566)	—	(174,697)	—	(174,697)
Balance at June 30, 2020	$5,021,166	$64,948	$(33,346)	$5,052,768	$4,648	$5,057,416

	Common Unitholders
	General	Limited	Accumulated
	Partner's	Partners'	Other	Total
	Common Equity	Common Equity	Comprehensive Loss	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2019	$4,635,628	$54,941	$(14,018)	$4,676,551	$4,620	$4,681,171
Net income	71,053	621	—	71,674	(6)	71,668
Other comprehensive loss	—	—	(14,699)	(14,699)	—	(14,699)
Capital contribution from the General Partner	37,636	—	—	37,636	—	37,636
Stock-based compensation plan activity	2,310	2,023	—	4,333	—	4,333
Distributions to common unitholders ($0.215 per Common Unit)	(77,313)	(675)	—	(77,988)	—	(77,988)
Balance at June 30, 2019	$4,669,314	$56,910	$(28,717)	$4,697,507	$4,614	$4,702,121

Balance at December 31, 2018	$4,662,877	$50,585	$(4,676)	$4,708,786	$4,457	$4,713,243
Net income	115,604	1,003	—	116,607	(16)	116,591
Other comprehensive loss	—	—	(24,041)	(24,041)	—	(24,041)
Capital contribution from the General Partner	42,128		—	42,128	—	42,128
Stock-based compensation plan activity	3,255	6,675	—	9,930	—	9,930
Contributions from noncontrolling interests	—	—	—	—	312	312
Distributions to common unitholders ($0.43 per Common Unit)	(154,550)	(1,353)	—	(155,903)	—	(155,903)
Distributions to noncontrolling interests	—	—	—	—	(139)	(139)
Balance at June 30, 2019	$4,669,314	$56,910	$(28,717)	$4,697,507	$4,614	$4,702,121

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
The General Partner is the sole general partner of the Partnership, owning approximately 99.1% of the Common Units at June 30, 2020. The remaining 0.9% of the Common Units are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
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
As of June 30, 2020, we owned and operated a portfolio primarily consisting of industrial properties and provided real estate services to third-party owners. Substantially all of our Rental Operations (see Note 11) are conducted through the Partnership. We conduct our Service Operations (see Note 11) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership ("DCLP"), which are consolidated entities that are 100% owned by a combination of the General Partner and the Partnership. DCLP is owned through a taxable REIT subsidiary. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries.

2. Leases
Lease Income
Our leases generally include scheduled rent increases, but do not include variable payments based on indexes. Our rental revenue is primarily based on fixed, non-cancelable leases. Our variable rental revenue primarily consists of amounts recovered from lessees for property tax, insurance and common area maintenance ("CAM").
If we conclude that collection of lease payments are not probable, any difference between the revenue that would have been recognized under the straight-line method and the lease payments that have been collected is recognized as a current period adjustment to rental revenues. Any other changes in collectability reserves for leases not subject to the collectability constraint are also recorded as a current period adjustment to rental revenues.

All revenues related to lease and lease-related services are included in, and comprise substantially all of, the caption "Rental and Related Revenue" on the Consolidated Statements of Operations and Comprehensive Income. The components of Rental and Related Revenue are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Rental revenue - fixed payments	$169,617	$161,483	$331,224	$318,157
Rental revenue - variable payments (1)	56,757	51,624	113,905	104,915
Rental and related revenue	$226,374	$213,107	$445,129	$423,072
(1) Primarily includes tenant recoveries for real estate taxes, insurance and CAM.
Accounting for Lease Concessions Granted in Connection with the COVID-19 Outbreak
On April 8, 2020, the Financial Accounting Standard Board ("FASB") held a public meeting and shortly afterwards issued a question-and-answer ("Q&A") document which was intended to provide accounting relief for lease concessions related to the COVID-19 pandemic. The accounting relief permits an entity to choose to forgo the evaluation of the enforceable rights and obligations of a lease contract, which is a requirement of Accounting Standards Codification Topic 842, Leases ("ASC 842"), as long as the total rent payments after the lease concessions are substantially the same, or less than, the total payments previously required by the lease. An entity may account for COVID-19 related lease concessions either (i) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract; or (ii) as a lease modification. To the extent that a rent concession is granted as a deferral of payments, but the total lease payments are substantially the same, lessors are allowed to account for the concession as if no change had been made to the original lease contract.
Based on the Q&A, an entity is not required to account for all lease concessions related to the effects of the COVID-19 pandemic under one elected option, however, the entity is required to apply the elected option consistently to leases with similar characteristics and in similar circumstances. As of July 28, 2020, we have executed agreements with certain tenants allowing for the deferral of rental payments totaling $7.8 million. Some of these deferred amounts pertain to rents originally due subsequent to June 30, 2020. The substantial majority of these agreements required repayment of deferred amounts within twelve months of their execution.

The rental deferral agreements that we have executed, where the revised payment terms require repayment of deferred amounts within twelve months of their execution, are eligible for the alternate accounting treatment allowed through the Q&A. We have elected to account for these deferred rental agreements as if the deferral of rental payments was an enforceable right in the original lease agreements. This accounting election resulted in us not modifying the pattern of revenue recognition for these leases, to the extent they are collectable, and all deferred amounts related to leases to which we are applying this accounting treatment are classified within Accounts Receivable on the June 30, 2020 Consolidated Balance Sheets.

For deferred rental agreements where the revised terms do not require repayment of the full amount of deferred amounts within twelve months of their execution, even if such revised payment terms fall within the scope of the relief offered by the Q&A, we have continued to apply lease modification accounting as stipulated by ASC 842.

Lessee Accounting

As of June 30, 2020, our lease arrangements, where we are the lessee, primarily consisted of office and ground leases, which are classified as operating leases under ASC 842. A $40.8 million right-of-use asset related to these operating leases is included in Other Escrow Deposits and Other Assets, and a corresponding lease liability of $43.8 million, is included in Other Liabilities on our Consolidated Balance Sheets as of June 30, 2020, and represents the discounted value of future lease payments required under our lease agreements. In determining these amounts we elected an available practical expedient that allows us, as a lessee, to not separate lease and non-lease components.

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

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$29,870	$110,891
Restricted cash held in escrow for like-kind exchange	—	1,673
Restricted cash included in other escrow deposits and other assets	28,726	8,867
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$58,596	$121,431

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

There were no unconsolidated joint ventures, in which we have any recognized assets or liabilities or have retained any economic exposure to loss at June 30, 2020, that met the criteria to be considered VIEs. Our maximum loss exposure for guarantees of unconsolidated joint venture indebtedness, none of which relate to VIEs, totaled $59.9 million at June 30, 2020.

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

Acquisitions

We did not acquire any buildings during the six months ended June 30, 2020. We paid cash of $108.2 million for building acquisitions during the six months ended June 30, 2019.

Dispositions
Dispositions of buildings and undeveloped land generated net cash proceeds of $34.5 million and $97.5 million during the six months ended June 30, 2020 and 2019, respectively.

During the six months ended June 30, 2020, we collected the remaining $110.0 million of principal on our outstanding notes receivable, which was related to the sale of our medical office portfolio during 2017.

7. Indebtedness

All debt is issued directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee some of the unsecured debt of the Partnership. The following table summarizes the book value and changes in the fair value of our debt (in thousands):

	Book Value at 12/31/2019	Book Value at 6/30/2020	Fair Value at 12/31/2019	Issuances and Assumptions	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 6/30/2020
Fixed rate secured debt	$32,287	$48,737	$34,547	$18,400	$(1,906)	$(9,450)	$41,591
Variable rate secured debt	1,900	1,900	1,900	—	—	—	1,900
Unsecured debt	2,900,000	3,058,740	3,045,485	675,000	(516,260)	143,342	3,347,567
Total	$2,934,187	$3,109,377	$3,081,932	$693,400	$(518,166)	$133,892	$3,391,058
Less: Deferred financing costs	19,422	34,191
Total indebtedness as reported on the consolidated balance sheets	$2,914,765	$3,075,186

Secured Debt

Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated market rates for all of our current fixed rate secured debt are between 2.20% and 2.90%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon level 3 inputs.

In February 2020, a consolidated joint venture obtained an $18.4 million secured loan from a third party financial institution, with a fixed annual interest rate of 3.41% and a maturity date of March 1, 2035.
Unsecured Debt

At June 30, 2020, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 99.00% to 136.00% of face value.
In February 2020, we issued $325.0 million of senior unsecured notes bearing interest at a stated interest rate of 3.05% and maturing on March 1, 2050, at 97.35% of par value, resulting in an effective interest rate of 3.19%. Proceeds from the unsecured notes offering were primarily used to repay the $300.0 million of 4.38% senior unsecured notes due 2022. In connection with the early redemption of these notes, we recognized a loss of $17.8 million consisting of a repayment premium and write-off of deferred financing costs.

In June 2020, we issued $350.0 million of senior unsecured notes bearing interest at a stated interest rate of 1.75% and maturing on July 1, 2030, at 99.07% of par value, resulting in an effective interest rate of 1.85%. Proceeds from the unsecured notes offering were primarily used to repurchase and cancel $216.3 million of 3.88% senior unsecured notes due 2022 pursuant to a tender offer completed by the Partnership in June 2020. In connection with the early cancellation of these notes, we recognized a loss of $15.0 million consisting of a repayment premium and write-off of deferred financing costs.
The indentures (and related supplemental indentures) governing our outstanding series of unsecured notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such financial covenants at June 30, 2020.
Unsecured Line of Credit
Our unsecured line of credit at June 30, 2020 is described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at June 30, 2020
Unsecured Line of Credit - Partnership	$1,200,000	January 30, 2022	$—

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
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At June 30, 2020, we were in compliance with all financial covenants under this line of credit.
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

8. Shareholders' Equity of the General Partner and Partners' Capital of the Partnership
General Partner
The General Partner has an at the market ("ATM") equity program that allows it to issue and sell its common shares through sales agents from time to time. The current ATM program provides for the sale of up to $400.0 million of shares of the General Partner's common stock. Actual sales under the ATM equity program depend on a variety of factors to be determined by the General Partner, including, among others, market conditions, the trading price of the General Partner’s common stock, determinations by the General Partner of the appropriate sources of funding and potential uses of funding available.
During the six months ended June 30, 2020, the General Partner issued 2.0 million common shares pursuant to its ATM equity program, generating gross proceeds of $71.6 million and, after deducting commissions and other costs, net proceeds of $70.7 million. The proceeds from these sales were contributed to the Partnership and used to fund development activities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Management fees	$396	$443	$744	$865
Leasing fees	$—	$408	$451	$556
Construction and development fees	$860	$1,742	$1,221	$3,938

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
General Partner
Net income attributable to common shareholders	$39,820	$71,053	$59,276	$115,604
Less: dividends on participating securities	(356)	(388)	(712)	(777)
Basic net income attributable to common shareholders	$39,464	$70,665	$58,564	$114,827
Add back dividends on dilutive participating securities	—	—	—	—
Noncontrolling interest in earnings of common unitholders	356	621	526	1,003
Diluted net income attributable to common shareholders	$39,820	$71,286	$59,090	$115,830
Weighted average number of common shares outstanding	368,836	359,681	368,513	359,412
Weighted average Limited Partner Units outstanding	3,331	3,145	3,277	3,105
Other potential dilutive shares	406	100	407	98
Weighted average number of common shares and potential dilutive securities	372,573	362,926	372,197	362,615

Partnership
Net income attributable to common unitholders	$40,176	$71,674	$59,802	$116,607
Less: distributions on participating securities	(356)	(388)	(712)	(777)
Basic net income attributable to common unitholders	$39,820	$71,286	$59,090	$115,830
Add back distributions on dilutive participating securities	—	—	—	—
Diluted net income attributable to common unitholders	$39,820	$71,286	$59,090	$115,830
Weighted average number of Common Units outstanding	372,167	362,826	371,790	362,517
Other potential dilutive units	406	100	407	98
Weighted average number of Common Units and potential dilutive securities	372,573	362,926	372,197	362,615
The following table summarizes the data that is excluded from the computation of net income per common share or Common Unit as a result of being anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
General Partner and Partnership
Other potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	—	—	—	—
Anti-dilutive outstanding participating securities	1,660	1,960	1,660	1,960

11. Segment Reporting
Reportable Segments
As of June 30, 2020, we had two reportable operating segments, the first consisting of the ownership and rental of industrial real estate investments. Our ongoing investments in new real estate investments are determined largely upon anticipated geographic trends in supply and demand for industrial buildings, as well as the real estate needs of our major tenants that operate on a national level. Our strategic initiatives and our allocation of resources have been historically based upon allocation among product types, which was consistent with our designation of reportable segments, and after having sold nearly all of our office and medical office properties we continue to increase our investment in industrial properties and treat them as a single operating and reportable segment. Properties not included in our reportable segments, because they are not industrial properties and do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are generally referred to as non-reportable Rental Operations. Our non-reportable Rental Operations primarily include our remaining office properties and medical office property at June 30, 2020. The operations of our industrial properties, as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations."

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

Revenues by Reportable Segment

The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Rental Operations:
Industrial	$224,472	$211,004	$441,424	$419,407
Non-reportable Rental Operations	1,383	1,478	2,911	2,930
Service Operations	12,137	23,919	19,751	78,883
Total segment revenues	237,992	236,401	464,086	501,220
Other revenue	519	625	794	735
Consolidated revenue	$238,511	$237,026	$464,880	$501,955

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
The following table shows a reconciliation of our segment-level measures of profitability to consolidated income from continuing operations before income taxes (in thousands and excluding discontinued operations):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
PNOI
Industrial	$160,966	$149,369	$317,305	$292,251
Non-reportable Rental Operations	1,053	862	2,872	1,740
PNOI, excluding all sold properties	162,019	150,231	320,177	293,991
PNOI from sold properties included in continuing operations	(3)	5,952	111	11,944
PNOI, continuing operations	$162,016	$156,183	$320,288	$305,935

Earnings from Service Operations	1,731	730	2,777	3,108

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	6,774	4,762	8,476	10,466
Revenues related to lease buyouts	2,033	—	2,426	19
Amortization of lease concessions and above and below market rents	1,540	1,542	4,097	2,804
Intercompany rents and other adjusting items	(703)	60	(375)	103
Non-Segment Items:
Equity in earnings of unconsolidated joint ventures	2,396	4,143	4,935	8,858
Interest expense	(22,841)	(23,510)	(46,335)	(45,642)
Depreciation and amortization expense	(86,704)	(83,004)	(172,063)	(158,996)
Gain on sale of properties	—	30,592	8,937	30,429
Impairment charges	—	—	(5,626)	—
Interest and other income, net	216	2,534	1,611	5,292
General and administrative expenses	(13,606)	(13,420)	(35,369)	(35,403)
Gain on land sales	6,070	1,950	6,205	2,700
Other operating expenses	(1,546)	(1,518)	(2,658)	(3,641)
Loss on extinguishment of debt	(14,972)	—	(32,778)	(13)
Gain on involuntary conversion	1,283	—	1,283	2,259
Non-incremental costs related to successful leases	(4,034)	(3,447)	(6,559)	(5,603)
Other non-segment revenues and expenses, net	394	588	327	663
Income from continuing operations before income taxes	$40,047	$78,185	$59,599	$123,338

12. Real Estate Assets, Discontinued Operations and Assets Held-for-Sale

Real Estate Assets
Real estate assets, excluding assets held-for-sale, consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Buildings and tenant improvements	$5,541,171	$5,295,336
Land and improvements	2,617,697	2,532,541
Other real estate investments (1)	135,039	165,500
Real estate assets	$8,293,907	$7,993,377
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

Discontinued Operations
The following table illustrates the number of sold or held-for-sale properties in this report, all of which were excluded from discontinued operations:

	Held-for-Sale at June 30, 2020	Sold Year-to-Date in 2020	Sold in 2019	Total

Properties sold or classified as held-for-sale	—	1	28	29

Allocation of Noncontrolling Interests - General Partner
The following table illustrates the General Partner's share of the income attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income between continuing and discontinued operations to the noncontrolling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income from continuing operations attributable to common shareholders	$39,797	$70,955	$59,206	$115,352
Income from discontinued operations attributable to common shareholders	23	98	70	252
Net income attributable to common shareholders	$39,820	$71,053	$59,276	$115,604
Allocation of Noncontrolling Interests - Partnership
Substantially all of the income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is attributable to the common unitholders.

Assets Held-for-Sale
The following table illustrates aggregate balance sheet information for assets held-for-sale (in thousands):

	Held-for-Sale Properties Included in Continuing Operations
	June 30, 2020	December 31, 2019
Land and improvements	$—	$4,561
Buildings and tenant improvements	—	18,840
Undeveloped land	—	—
Accumulated depreciation	—	(7,132)
Deferred leasing and other costs, net	—	2,100
Other assets	—	94
Total assets held-for-sale	$—	$18,463

Total liabilities related to assets held-for-sale	$—	$887

13. Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on July 29, 2020:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common - Quarterly	$0.235	August 14, 2020	August 31, 2020
COVID-19 Pandemic
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our tenants and business partners. Through July 28, 2020, we have collected over 97.0% of originally scheduled July rent payments while 2.6% of originally scheduled July rent payments have been deferred to later periods pursuant to executed agreements with tenants.
While the COVID-19 outbreak did not have a material impact on our financial statements during the six months ended June 30, 2020, we are unable to predict the impact that it will have on our financial condition, results of operations and cash flows in future periods due to numerous uncertainties.

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
These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Report or in the information incorporated by reference into this Report. Some of the risks, uncertainties and other important factors that may affect future results include, among others:
•The impact of the COVID-19 pandemic on our business, our tenants and the economy in general, including the measures taken by governmental authorities to address it;
•Changes in general economic and business conditions, including the financial condition of our tenants and the value of our real estate assets;
•The General Partner's continued qualification as a REIT for U.S. federal income tax purposes;
•Heightened competition for tenants and potential decreases in property occupancy;
•Potential changes in the financial markets and interest rates;
•Volatility in the General Partner's stock price and trading volume;
•Our continuing ability to raise funds on favorable terms, or at all;
•Our ability to successfully identify, acquire, develop and/or manage properties on terms that are favorable to us;
•Potential increases in real estate construction costs including construction cost increases as the result of trade disputes and tariffs on goods imported in the United States;
•Our real estate asset concentration in the industrial sector and potential volatility in this sector;
•Our ability to successfully dispose of properties on terms that are favorable to us;
•Our ability to successfully integrate our acquired properties;
•Our ability to retain our current credit ratings;
•Inherent risks related to disruption of information technology networks and related systems and cyber security attacks;
•Inherent risks in the real estate business, including, but not limited to, tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments; and
•Other risks and uncertainties described herein, as well as those risks and uncertainties discussed from time to time in our other reports and other public filings with the Securities and Exchange Commission (the "SEC").

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
At June 30, 2020, we:
•Owned or jointly controlled 521 primarily industrial properties, of which 507 properties with 149.6 million square feet were in service and 14 properties with 6.7 million square feet were under development. The 507 in-service properties were comprised of 468 consolidated properties with 138.5 million square feet and 39 unconsolidated joint venture properties with 11.1 million square feet. The 14 properties under development consisted of 13 consolidated properties with 6.4 million square feet and one unconsolidated joint venture property with 358,000 square feet.
•Owned directly, or through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), approximately 1,350 acres of land and controlled approximately 900 acres through purchase options.
Our overall strategy is to continue to increase our investment in quality industrial properties primarily through development, on both a speculative and build-to-suit basis, supplemented with acquisitions in higher barrier markets with the highest growth potential.

COVID-19

As the result of the COVID-19 pandemic, we have made various changes to our operations in order to support the health and safety of our associates and the communities in which we operate. The pandemic has had a far-reaching impact on the global economy but the demand for industrial real estate continues to be healthy, especially as the demand for industrial space to support e-commerce has accelerated.

As of July 28, 2020, we have executed deferral agreements with certain tenants that will eventually allow for $7.8 million of total scheduled rental payments to be deferred and repaid in future periods. Some of these deferred amounts pertain to rents originally due subsequent to June 30, 2020. The substantial majority of these agreements required repayment of the deferred amounts within twelve months of their execution. Through July 28, 2020, we have collected over 97.0% of originally scheduled July rent payments while 2.6% of originally scheduled July rent payments have been deferred to later periods pursuant to executed agreements with tenants.

We have not started any new speculative development projects since the beginning of the pandemic. We have been able to continue leasing our existing speculative space through the second quarter of 2020 and, depending on future economic conditions, we may resume speculative developments in certain markets.

The pandemic's impact on the overall global economy is continuing and the ultimate impact is unknown at this time. Please see Part II, Item 1A, "Risk Factors" below for additional information about the potential impacts the pandemic may have on our business and results of operations.

Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the metrics that drive the performance of our Rental Operations, which management uses to operate the business, and that we consider to be critical drivers of future revenues.
Occupancy Analysis
Occupancy is an important metric for management and our investors for understanding our financial performance. Our ability to maintain high occupancy rates is among the principal drivers of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of rental properties at June 30, 2020 and 2019, respectively:

	Total Square Feet (in thousands)		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2020	2019	2020	2019	2020	2019	2020	2019
Industrial	138,241	138,504	99.8%	99.8%	96.8%	95.8%	$5.10	$4.82
Non-reportable Rental Operations	211	211	0.2%	0.2%	80.5%	77.3%	$24.27	$24.75
Total Consolidated	138,452	138,715	100.0%	100.0%	96.8%	95.7%	$5.12	$4.85
Unconsolidated Joint Ventures	11,109	12,867			95.7%	90.8%	$4.23	$4.12
Total Including Unconsolidated Joint Ventures	149,561	151,582			96.7%	95.3%
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

The higher leased percentage in our industrial portfolio at June 30, 2020, compared to June 30, 2019, was due to leasing up speculative developments.

Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, from our in-service rental properties for the six months ended June 30, 2020 (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2019	4,540	406	4,946
Vacant space in completed developments	972	—	972
Expirations	1,213	68	1,281
Early lease terminations	1,280	—	1,280
Property structural changes/other	14	—	14
Leasing of previously vacant space	(3,535)	—	(3,535)
Vacant square feet at June 30, 2020	4,484	474	4,958

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
New Leasing Activity - First Generation	1,701	3,707	3,034	4,664
New Leasing Activity - Second Generation	1,314	554	1,573	857
Renewal Leasing Activity	1,939	3,083	2,595	4,586
Early Renewal Leasing Activity *	1,253	1,454	1,311	1,915
Short-Term New Leasing Activity **	414	337	1,069	708
Short-Term Renewal Leasing Activity **	860	37	938	619
Non-Reportable Rental Operations Leasing Activity	1	—	1	1
Total Consolidated Leasing Activity	7,482	9,172	10,521	13,350
Unconsolidated Joint Venture Leasing Activity	153	137	1,128	210
Total Including Unconsolidated Joint Venture Leasing Activity	7,635	9,309	11,649	13,560
* Early renewals represent renewals executed more than two years in advance of a lease's originally scheduled end date.
** Short-term leases represent leases with a term of less than twelve months.

Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the second generation industrial leases signed for our rental properties during the three and six months ended June 30, 2020 and 2019:

	Square Feet of Leases (in thousands)		Percent of Expiring Leases Renewed		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Costs per Square Foot
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Three Months
Consolidated - New Second Generation	1,314	554			4.1	5.0	$1.92	$1.43	$1.89	$1.32
Unconsolidated Joint Ventures - New Second Generation	—	70			—	6.7	—	1.87	—	2.41
Total - New Second Generation	1,314	624			4.1	5.2	$1.92	$1.47	$1.89	$1.44

Consolidated - Renewal	1,939	3,083	75.1%	82.3%	5.2	4.8	$1.04	$0.83	$1.76	$1.57
Unconsolidated Joint Ventures - Renewal	—	67	—%	60.6%	—	6.3	—	0.48	—	2.65
Total - Renewal	1,939	3,150	75.1%	81.7%	5.2	4.9	$1.04	$0.83	$1.76	$1.59

Six Months
Consolidated - New Second Generation	1,573	857			4.1	5.8	$2.24	$3.37	$1.90	$2.36
Unconsolidated Joint Ventures - New Second Generation	—	115			—	6.1	—	1.12	—	1.98
Total - New Second Generation	1,573	972			4.1	5.8	$2.24	$3.10	$1.90	$2.31

Consolidated - Renewal	2,595	4,586	70.1%	82.4%	5.0	4.5	$1.10	$0.88	$1.61	$1.41
Unconsolidated Joint Ventures - Renewal	497	95	87.9%	68.4%	4.4	6.0	0.48	0.78	1.72	2.43
Total - Renewal	3,092	4,681	72.4%	82.1%	4.9	4.5	$1.00	$0.88	$1.62	$1.43
Growth in average annual net effective rents for new second generation and renewal leases, on a combined basis, for our consolidated and unconsolidated industrial rental properties, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Ownership Type	2020	2019	2020	2019
Consolidated properties	26.6%	28.0%	26.9%	26.5%
Unconsolidated joint venture properties	—%	37.6%	44.1%	28.9%

Lease Expirations
The table below reflects our consolidated in-service portfolio lease expiration schedule at June 30, 2020 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Non-Reportable
Year of Expiration	Square Feet	Annual Rental Revenue*	Number of Leases	Square Feet	Annual Rental Revenue*	Square Feet	Annual Rental Revenue*
Remainder of 2020	3,989	$19,552	53	3,988	$19,546	1	$6
2021	12,356	58,522	137	12,356	58,522	—	—
2022	18,554	78,822	150	18,537	78,630	17	192
2023	13,731	69,820	147	13,710	69,528	21	292
2024	14,394	71,908	136	14,389	71,846	5	62
2025	14,453	74,311	126	14,451	74,286	2	25
2026	10,212	49,047	55	10,212	49,047	—	—
2027	8,284	39,479	33	8,279	39,422	5	57
2028	8,283	54,363	32	8,164	50,876	119	3,487
2029	8,428	45,436	26	8,428	45,436	—	—
2030 and Thereafter	21,284	125,023	64	21,284	125,023	—	—
Total Leased	133,968	$686,283	959	133,798	$682,162	170	$4,121

Total Portfolio Square Feet	138,452			138,241		211
Percent Leased	96.8%			96.8%		80.5%
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

No buildings were acquired during the six months ended June 30, 2020, and six buildings were acquired during the year ended December 31, 2019. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields of industrial building acquisitions (in thousands, except percentage data):

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
We sold one consolidated building during the six months ended June 30, 2020 and 28 consolidated buildings during the year ended December 31, 2019. The following table summarizes the sales prices, in-place yields and percent leased of industrial building dispositions (in thousands, except percentage data):

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

Development

We expect to generate future earnings from Rental Operations as development properties are placed in service and leased. Development activities, and our ability to lease those developments, are viewed by management as key indicators of future earnings growth and provide useful information to investors for the same reasons. At June 30, 2020, we had 6.7 million square feet of property under development with total estimated costs upon completion of $856.8 million compared to 6.4 million square feet with total estimated costs upon completion of $835.0 million at June 30, 2019. The square footage and estimated costs include both consolidated properties and unconsolidated joint venture development activity at 100%.

The following table summarizes our properties under development at June 30, 2020 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	6,372	63%	$835,787	$559,803	$275,984
Unconsolidated joint venture properties	358	100%	21,037	10,322	10,715
Total	6,730	65%	$856,824	$570,125	$286,699

Results of Operations
A summary of our operating results and property statistics is as follows (in thousands, except number of properties and per share or Common Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Rental and related revenue from continuing operations	$226,374	$213,107	$445,129	$423,072
General contractor and service fee revenue	12,137	23,919	19,751	78,883
Operating income	76,361	99,161	135,818	161,442
General Partner
Net income attributable to common shareholders	$39,820	$71,053	$59,276	$115,604
Weighted average common shares outstanding	368,836	359,681	368,513	359,412
Weighted average common shares and potential dilutive securities	372,573	362,926	372,197	362,615
Partnership
Net income attributable to common unitholders	$40,176	$71,674	$59,802	$116,607
Weighted average Common Units outstanding	372,167	362,826	371,790	362,517
Weighted average Common Units and potential dilutive securities	372,573	362,926	372,197	362,615
General Partner and Partnership
Basic income per common share or Common Unit:
Continuing operations	$0.11	$0.20	$0.16	$0.32
Diluted income per common share or Common Unit:
Continuing operations	$0.11	$0.20	$0.16	$0.32
Number of in-service consolidated properties at end of period	468	476	468	476
In-service consolidated square footage at end of period	138,452	138,715	138,452	138,715
Number of in-service unconsolidated joint venture properties at end of period	39	43	39	43
In-service unconsolidated joint venture square footage at end of period	11,109	12,867	11,109	12,867

Supplemental Performance Measures
In addition to net income computed in accordance with GAAP, we assess and measure the overall operating results of the General Partner and the Partnership using certain non-GAAP supplemental performance measures, which include (i) Funds From Operations ("FFO"), (ii) PNOI and (iii) Same-Property Net Operating Income - Cash Basis ("SPNOI").
These non-GAAP metrics are commonly used by industry analysts and investors as supplemental operating performance measures of REITs and are viewed by management to be useful indicators of operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Management believes that the use of FFO, PNOI and SPNOI, combined with net income (which remains the primary GAAP measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful.
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

The following table shows a reconciliation of net income attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to common shareholders of the General Partner	$39,820	$71,053	$59,276	$115,604
Add back: Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	356	621	526	1,003
Net income attributable to common unitholders of the Partnership	40,176	71,674	59,802	116,607
Adjustments:
Depreciation and amortization	86,704	83,004	172,063	158,996
Company share of unconsolidated joint venture depreciation, amortization and other adjustments	2,306	2,417	4,500	4,770
Gains on sale of properties	(23)	(30,691)	(9,008)	(30,683)
Gain on land sales	(6,070)	(1,950)	(6,205)	(2,700)
Impairment charges	—	—	5,626	—
Income tax (benefit) expense triggered by sales of real estate assets	(150)	6,616	(210)	7,001
Gains on sales of real estate assets - share of unconsolidated joint ventures	334	(2,028)	308	(4,527)
FFO attributable to common unitholders of the Partnership	$123,277	$129,042	$226,876	$249,464
Additional General Partner Adjustments:
Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	(356)	(621)	(526)	(1,003)
Noncontrolling interest share of adjustments	(744)	(496)	(1,474)	(1,138)
FFO attributable to common shareholders of the General Partner	$122,177	$127,925	$224,876	$247,323

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
Note 11 to the consolidated financial statements included in Part I, Item 1 of this Report shows a calculation of our PNOI for the three and six months ended June 30, 2020 and 2019 and provides a reconciliation of PNOI for our Rental Operations segments to income from continuing operations before income taxes.

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
We define our "same-property" population once a year at the beginning of the current calendar year and include buildings that were stabilized (the term "stabilized" means properties that have reached 90% leased or that have been in-service for at least one year since development completion or acquisition) as of January 1 of the prior calendar year. The "same-property" pool is also adjusted to remove properties that were sold subsequent to the beginning of the current calendar year. As such, the "same-property" population for the period ended June 30, 2020 includes all properties that we owned or jointly controlled at January 1, 2020, which had both been owned or jointly controlled and had reached stabilization by January 1, 2019, and have not been sold.
A reconciliation of income from continuing operations before income taxes to SPNOI is presented as follows (in thousands, except percentage data):

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2020	2019	Change	2020	2019	Change
Income from continuing operations before income taxes	$40,047	$78,185		$59,599	$123,338
Share of SPNOI from unconsolidated joint ventures	4,677	4,542		9,319	8,986
PNOI excluded from the "same-property" population	(12,917)	(8,305)		(23,687)	(13,937)
Earnings from Service Operations	(1,731)	(730)		(2,777)	(3,108)
Rental Operations revenues and expenses excluded from PNOI	(9,641)	(12,316)		(14,735)	(25,336)
Non-Segment Items	133,344	85,092		278,090	199,097
SPNOI	$153,779	$146,468	5.0%	$305,809	$289,040	5.8%
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

We believe that the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average commencement occupancy and average cash rental rate for the properties included in SPNOI for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Number of properties	455	455	455	455
Square feet (in thousands) (1)	127,744	127,744	127,744	127,744
Average commencement occupancy percentage (2)	98.6%	98.2%	98.5%	97.9%
Average rental rate - cash basis (3)	$4.80	$4.66	$4.78	$4.64
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

Comparison of Three Months Ended June 30, 2020 to Three Months Ended June 30, 2019
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations (in thousands):

	Three Months Ended June 30,
	2020	2019
Rental and related revenue:
Industrial	$224,472	$211,004
Non-reportable Rental Operations and non-segment revenues	1,902	2,103
Total rental and related revenue from continuing operations	$226,374	$213,107
The primary reasons for the increase in rental and related revenue from continuing operations were:
•We acquired six properties and placed 30 developments in service from January 1, 2019 to June 30, 2020, which provided incremental revenues from continuing operations of $12.7 million during the three months ended June 30, 2020, as compared to the same period in 2019.
•The increase in rental revenue included $4.0 million of higher expense recoveries primarily related to increased recoverable real estate taxes compared to the same period in 2019.
•Increases in rental rates and occupancy within our "same-property" portfolio, as well as the lease up of properties that were placed in service prior to January 1, 2019 but were not in the "same-property" portfolio, also contributed to the increase to rental and related revenue from continuing operations.
•The sale of 29 in-service properties since January 1, 2019, which did not meet the criteria to be classified within discontinued operations, resulted in a decrease of $7.9 million to rental and related revenue from continuing operations in the three months ended June 30, 2020, as compared to the same period in 2019, which partially offset the aforementioned increases to rental and related revenue from continuing operations.
Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations (in thousands):

	Three Months Ended June 30,
	2020	2019
Rental expenses:
Industrial	$17,017	$17,190
Non-reportable Rental Operations and non-segment expenses	540	407
Total rental expenses from continuing operations	$17,557	$17,597
Real estate taxes:
Industrial	$36,628	$32,220
Non-reportable Rental Operations and non-segment expenses	135	155
Total real estate tax expense from continuing operations	$36,763	$32,375

Overall, real estate tax expense from continuing operations increased by $4.4 million during the three months ended June 30, 2020, compared to the same period in 2019. The increase to real estate tax expense was mainly due to higher real estate tax assessments in certain of our markets and the result of acquisitions and developments placed in service from January 1, 2019 to June 30, 2020. These increases were partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.

Depreciation and Amortization
Depreciation and amortization expense from continuing operations was $86.7 million and $83.0 million for the three months ended June 30, 2020 and 2019, respectively. The increase in depreciation and amortization expense for the three months ended June 30, 2020 was mainly the result of continued growth in our portfolio through development.
Gain on Sale of Properties - Continuing Operations
The $30.6 million recognized as gain on sale of properties in continuing operations for the three months ended June 30, 2019 was primarily the result of the sale of one property that did not meet the criteria for inclusion in discontinued operations.
There were no building dispositions during the three months ended June 30, 2020.
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
General and administrative expenses were $13.6 million and $13.4 million for the three months ended June 30, 2020 and 2019, respectively. The following table sets forth the factors that led to the increased general and administrative expenses (in millions):

General and administrative expenses - three months ended June 30, 2019	$13.4
Decrease to overall pool of overhead costs	(1.2)
Overhead restructuring charges (1)	2.1
Increased absorption of costs by consolidated leasing and development activities (2)	(2.9)
Decreased allocation of costs to Service Operations and Rental Operations	2.2
General and administrative expenses - three months ended June 30, 2020	$13.6
(1) We recognized $2.1 million of overhead restructuring charges, primarily related to benefits provided to certain associates that terminated employment as part of a voluntary retirement package offered to certain eligible employees during the three months ended June 30, 2020.
(2) We capitalized $1.4 million and $9.5 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the three months ended June 30, 2020, compared to capitalizing $2.6 million and $6.0 million of such costs, respectively, for the three months ended June 30, 2019. Combined overhead costs capitalized to leasing and development totaled 33.8% and 25.6% of our overall pool of overhead costs for the three months ended June 30, 2020 and 2019, respectively, with the higher percentage being attributable to increased development volume during the three months ended June 30, 2020. Additionally, $4.0 million of our total overhead costs, which were not capitalizable, were recorded as expenses and presented separately in the line item "Non-Incremental Costs Related to Successful Leases" on the Consolidated Statements of Operations during the three months ended June 30, 2020, compared to $3.4 million of such expenses during the three months ended June 30, 2019.

Interest Expense
Interest expense from continuing operations was $22.8 million and $23.5 million for the three months ended June 30, 2020 and 2019, respectively. Although our overall level of borrowings increased from 2019, as we financed growth in our portfolio, we have reduced our overall cost of borrowing through refinancing $766.3 million of higher rate unsecured notes since June 30, 2019.
We capitalized $6.8 million and $6.2 million of interest costs for the three months ended June 30, 2020 and 2019, respectively, which also contributed to the lower interest expense from continuing operations.
Debt Extinguishment
During the three months ended June 30, 2020, we repurchased and canceled $216.3 million of unsecured notes, which had a stated interest rate of 3.88% pursuant to a tender offer completed by the Partnership. We recognized a loss of $15.0 million in connection with the cancellation of these notes including the repayment premium and write-off of the deferred financing costs.
We did not repurchase any unsecured notes during the three months ended June 30, 2019.

Comparison of Six Months Ended June 30, 2020 to Six Months Ended June 30, 2019
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing and discontinued operations (in thousands):

	Six Months Ended June 30,
	2020	2019
Rental and related revenue:
Industrial	$441,424	$419,407
Non-reportable Rental Operations and non-segment revenues	3,705	3,665
Total rental and related revenue from continuing operations	$445,129	$423,072
The following factors contributed to the increase in rental and related revenue from continuing operations:

•We acquired six properties and placed 30 developments in service from January 1, 2019 to June 30, 2020, which provided incremental revenues from continuing operations of $25.7 million in the six months ended June 30, 2020, as compared to the same period in 2019.

•Increased occupancy and rental rates within our "same-property" portfolio, as well as the lease up of properties that were placed in service prior to January 1, 2019 but were not in the "same-property" portfolio, also contributed to the increase to rental and related revenue from continuing operations.

•The increase in rental revenue included $7.4 million of higher expense recoveries primarily related to increased recoverable real estate taxes compared to the same period in 2019.

•The sale of 29 in-service properties, since January 1, 2019, which did not meet the criteria for inclusion within discontinued operations, resulted in a decrease of $15.9 million to rental and related revenue from continuing operations in the six months ended June 30, 2020, as compared to the same period in 2019, which partially offset the aforementioned increases to rental and related revenue from continuing operations.

•The increase in rental revenue was also partially offset by a $5.1 million increase in collectability reserves for contractual and straight-line receivables, primarily as a result of current economic conditions caused by the COVID-19 pandemic during the six months ended June 30, 2020.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing and discontinued operations (in thousands):

	Six Months Ended June 30,
	2020	2019
Rental expenses:
Industrial	$35,538	$37,411
Non-reportable Rental Operations and non-segment expenses	862	854
Total rental expenses from continuing operations	$36,400	$38,265
Real estate taxes:
Industrial	$72,867	$64,528
Non-reportable Rental Operations and non-segment expenses	623	289
Total real estate tax expense from continuing operations	$73,490	$64,817
Overall, rental expenses from continuing operations decreased by $1.9 million in the six months ended June 30, 2020, compared to the same period in 2019. The decrease to rental expenses was primarily due to lower snow removal costs compared to the same period in 2019.
Overall, real estate tax expense from continuing operations increased by $8.7 million in the six months ended June 30, 2020, compared to the same period in 2019. The increase to real estate tax expense was mainly the result of acquisitions and developments placed in service from January 1, 2019 to June 30, 2020 and increased tax assessments in certain of our markets. These increases were partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.
Depreciation and Amortization
Depreciation and amortization expense was $172.1 million and $159.0 million for the six months ended June 30, 2020 and 2019, respectively. The increase in depreciation and amortization expense for the six months ended June 30, 2020 was mainly the result of continued growth in our portfolio through development.
Gain on Sale of Properties - Continuing Operations
The $8.9 million recognized as gain on sale of properties in continuing operations for the six months ended June 30, 2020 was primarily the result of the sale of one consolidated property that did not meet the criteria for inclusion in discontinued operations.
The $30.4 million recognized as gain on sale of properties in continuing operations for the six months ended June 30, 2019 was primarily comprised of the gains from the sale of one property that did not meet the criteria for inclusion in discontinued operations.
Impairment Charges

During the six months ended June 30, 2020, we recognized $5.6 million of impairment charges related to writing off pre-acquisition costs, primarily non-refundable purchase deposits, for certain planned purchases of undeveloped land that we no longer anticipate completing due to the economic impact of the COVID-19 pandemic.

We did not recognize any impairment charges during the six months ended June 30, 2019.

General and Administrative Expense
General and administrative expenses were $35.4 million for both the six months ended June 30, 2020 and 2019. The following table sets forth the factors that impacted general and administrative expenses (in millions):

General and administrative expenses - six months ended June 30, 2019	$35.4
Decrease to overall pool of overhead costs	(0.1)
Overhead restructuring charges (1)	2.1
Increased absorption of costs by consolidated leasing and development activities (2)	(7.1)
Decreased allocation of costs to Service Operations and Rental Operations (3)	5.1
General and administrative expenses - six months ended June 30, 2020	$35.4
(1) We recognized approximately $2.1 million of overhead restructuring charges, primarily related to benefits provided to certain associates that terminated employment as part of a voluntary retirement package offered to certain eligible employees during the six months ended June 30, 2020.
(2) We capitalized $2.3 million and $18.2 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the six months ended June 30, 2020, compared to capitalizing $3.3 million and $11.0 million of such costs, respectively, for the six months ended June 30, 2019. Combined overhead costs capitalized to leasing and development totaled 28.5% and 11.9% of our overall pool of overhead costs for the six months ended June 30, 2020 and 2019, respectively, with the higher percentage being attributable to increased development volume for the six months ended June 30, 2020. Additionally, $6.6 million of our total overhead costs, which were not capitalizable, were recorded as expenses and presented separately in the line item "Non-Incremental Costs Related to Successful Leases" on the Consolidated Statements of Operations during the six months ended June 30, 2020, compared to $5.6 million of such expenses during the six months ended June 30, 2019.
(3) The decrease in allocation of costs to Service Operations and Rental Operations resulted from a lower volume of third-party construction projects during the six months ended June 30, 2020.
Interest Expense
Interest expense allocable to continuing operations was $46.3 million and $45.6 million for the six months ended June 30, 2020 and 2019, respectively. The increase in interest expense from continuing operations for the six months ended June 30, 2020 was primarily due to increased overall borrowings, partially offset by lower average interest rates.
We capitalized $13.7 million and $12.9 million of interest costs during the six months ended June 30, 2020 and 2019, respectively.
Debt Extinguishment
During the six months ended June 30, 2020, we redeemed $300.0 million of unsecured notes with a stated interest rate of 4.38% and repurchased and canceled $216.3 million of unsecured notes with a stated interest rate of 3.88% pursuant to a tender offer completed by the Partnership. In connection with redemption and repurchase of these unsecured notes, we recognized a total loss of $32.8 million including the redemption/repayment premium and write-off of the deferred financing costs.
We did not redeem or repurchase any unsecured notes during the six months ended June 30, 2019.

Liquidity and Capital Resources

Sources of Liquidity
We expect to meet our short-term liquidity requirements over the next 12 months, which include payments of dividends and distributions, completion of development projects that are currently under construction and capital expenditures needed to maintain our current real estate assets, through working capital, net cash provided by operating activities and short term borrowings on the Partnership's unsecured line of credit. We had $29.9 million of cash on hand and no outstanding borrowings on the Partnership's $1.20 billion unsecured line of credit at June 30, 2020.

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

In February 2020, a consolidated joint venture obtained an $18.4 million secured loan from a third party financial institution, with a fixed annual interest rate of 3.41% and a maturity date of March 1, 2035.

Also in February 2020, we issued $325.0 million of senior unsecured notes, which bear interest at a stated interest rate of 3.05%, have an effective interest rate of 3.19%, and mature on March 1, 2050, for cash proceeds of $316.4 million.

In June 2020, we issued $350.0 million of senior unsecured notes, which bear interest at a stated interest rate of 1.75%, have an effective interest rate of 1.85%, and mature on July 1, 2030, for cash proceeds of $346.8 million.

The Partnership has issued debt securities pursuant to certain indentures and related supplemental indentures, which also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, at June 30, 2020.

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

At June 30, 2020, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities (including guarantees of the Partnership's debt securities by the General Partner). Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.

The General Partner has an ATM equity program that allows it to issue new common shares at $0.01 par value per share, from time to time, with an aggregate offering price of up to $400.0 million. During the three months ended June 30, 2020, the General Partner issued 2.0 million common shares under its ATM equity program, resulting in net proceeds of $70.6 million after paying total compensation of $714,000 to the applicable sales agents. Including 8,700 shares issued during the three months ended March 31, 2020, the General Partner issued a total of 2.0 million common shares under its ATM equity program for the six months ended June 30, 2020, resulting in net proceeds of $70.9 million after paying total compensation of $717,000 to the applicable sales agents. Other fees related to these issuances, totaling $204,000, were also paid during the six months ended June 30, 2020. As of June 30, 2020, the ATM equity program still had $118.9 million worth of new common shares available to issue.

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
Sales of land and properties provided $34.5 million and $97.5 million in net proceeds during the six months ended June 30, 2020 and 2019, respectively.
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

Uses of Liquidity
Our principal uses of liquidity include the following:
•property investment;
•leasing/capital costs;
•dividends and distributions to shareholders and unitholders;
•long-term debt maturities;
•opportunistic repurchases of outstanding debt; and
•other contractual obligations.

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
The following table summarizes our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	Six Months Ended June 30,
	2020	2019
Second generation tenant improvements	$7,975	$6,999
Second generation leasing costs	7,297	11,511
Building improvements	1,790	1,953
Total second generation capital expenditures	$17,062	$20,463
Development of real estate investments	$333,212	$205,315
Other deferred leasing costs	$17,306	$11,152
The capital expenditures in the table above include the capitalization of internal overhead costs. We capitalized $2.3 million and $3.3 million of overhead costs that are incremental to executing leases, including both first and second generation leases, during the six months ended June 30, 2020 and 2019, respectively. We capitalized $18.2 million and $11.0 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the six months ended June 30, 2020 and 2019, respectively. Combined overhead costs capitalized to leasing and development totaled 28.5% and 11.9% of our overall pool of overhead costs for the six months ended June 30, 2020 and 2019, respectively.

Further discussion of the capitalization of overhead costs can be found herein, in the quarter-to-quarter and year-to-year comparisons of general and administrative expenses of this Item 2 as well as in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report.

In addition to the capitalization of overhead costs, the totals for development of real estate assets in the table above include the capitalization of $13.7 million and $12.9 million of interest costs during the six months ended June 30, 2020 and 2019, respectively.
Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.

Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Code in order to maintain its REIT status. We paid regular dividends or distributions of $0.235 per common share or Common Unit in the first and second quarters of 2020, and the General Partner's board of directors declared dividends or distributions of $0.235 per common share or Common Unit for the third quarter of 2020.
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
Debt Maturities
Debt outstanding at June 30, 2020 had a face value totaling $3.11 billion with a weighted average interest rate of 3.38% and maturities at various dates through 2050. Of this total amount, we had $3.06 billion of unsecured debt, $50.6 million of secured debt and no outstanding borrowings on our unsecured line of credit at June 30, 2020. Scheduled principal amortization, maturities and early repayments of such debt totaled $518.2 million for the six months ended June 30, 2020.
The following table is a summary of the scheduled future amortization and maturities of our indebtedness at June 30, 2020 (in thousands, except percentage data):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
Remainder of 2020	$2,404	$—	$2,404	4.94%
2021	4,003	9,047	13,050	5.49%
2022	4,217	83,740	87,957	3.99%
2023	4,444	250,000	254,444	3.75%
2024	4,685	300,000	304,685	3.92%
2025	4,610	—	4,610	5.15%
2026	2,724	375,000	377,724	3.37%
2027	1,077	475,000	476,077	3.18%
2028	744	500,000	500,744	4.45%
2029	770	400,000	400,770	2.88%
2030	797	350,000	350,797	1.86%
Thereafter	3,705	332,402	336,107	3.20%
	$34,180	$3,075,189	$3,109,369	3.38%

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

In June 2020, we repurchased and canceled $216.3 million of unsecured notes that were scheduled to mature in October 2022 pursuant to a tender offer completed by the Partnership.

Contractual Obligations

Aside from repayments of long-term debt and the issuances of senior unsecured notes described above, there have been no other material changes in our outstanding commitments since December 31, 2019, as previously discussed in our 2019 Annual Report.

Historical Cash Flows
Cash, cash equivalents and restricted cash were $58.6 million and $17.0 million at June 30, 2020 and 2019, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Six Months Ended June 30,
	2020	2019
General Partner
Net cash provided by operating activities	$261.2	$257.8
Net cash used for investing activities	$(334.0)	$(331.7)
Net cash provided by financing activities	$10.0	$65.4

Partnership
Net cash provided by operating activities	$261.2	$257.8
Net cash used for investing activities	$(334.0)	$(331.7)
Net cash provided by financing activities	$10.0	$65.4

Operating Activities

Cash flows from operating activities provide the cash necessary to meet our operational requirements and the receipt of rental income from Rental Operations continues to be our primary source of operating cash flows.

Investing Activities

Highlights of significant cash sources and uses are as follows:
•During the six months ended June 30, 2020, we did not acquire any buildings. We paid cash of $108.2 million for building acquisitions during the six months ended June 30, 2019. We paid cash of $95.9 million for undeveloped land acquisitions during the six months ended June 30, 2020, compared to $200.9 million for land acquisitions during the same period in 2019.
•Real estate development costs were $333.2 million during the six months ended June 30, 2020, compared to $205.3 million during the same period in 2019.
•Sales of land and properties provided $34.5 million in net proceeds during the six months ended June 30, 2020, compared to $97.5 million during the same period in 2019.

•During the six months ended June 30, 2020, we received repayments of $110.0 million on our notes receivable related to the disposition of our medical office portfolio in 2017, compared to $130.0 million of repayments of notes receivable from property sales during the same period in 2019.
•Second generation tenant improvements, leasing costs and building improvements totaled $17.1 million during the six months ended June 30, 2020 compared to $20.5 million during the same period in 2019.
•For the six months ended June 30, 2020, we made capital contributions of $4.8 million to unconsolidated joint ventures, compared to $6.0 million during the same period in 2019.
Financing Activities
The following items highlight significant capital transactions:
•During the six months ended June 30, 2020, the General Partner issued 2.0 million common shares pursuant to its ATM equity program for net proceeds of $70.7 million, compared to 1.1 million common shares for net proceeds of $35.7 million during the same period in 2019.
•During the six months ended June 30, 2020, the Partnership issued $325.0 million of senior unsecured notes, which bear interest at a stated interest rate of 3.05%, have an effective interest rate of 3.19% and mature on March 1, 2050, for cash proceeds of $316.4 million. The Partnership also issued $350.0 million of senior unsecured notes, which bear interest at a stated interest rate of 1.75%, have an effective interest rate of 1.85% and mature on July 1, 2030, for cash proceeds of $346.8 million. We did not issue any senior unsecured notes during the same period in 2019.
•During the six months ended June 30, 2020, the Partnership paid total cash of $547.0 million for the early redemption of $300.0 million of senior unsecured notes that were scheduled to mature in June 2022 and the early repurchase and cancellation of $216.3 million of senior unsecured notes due in October 2022. We did not repurchase or redeem any senior unsecured notes during the six months ended June 30, 2019.
•During the six months ended June 30, 2020, a consolidated joint venture of the Partnership obtained a secured loan from a third party financial institution for gross proceeds of $18.4 million. We did not obtain any secured loans during the same period in 2019.
•During the six months ended June 30, 2019, the Partnership repaid three secured loans for $41.7 million. We did not repay secured loans during the six months ended June 30, 2020.
•We increased borrowings on the Partnership's unsecured line of credit by $222.0 million during the six months ended June 30, 2019. For the six months ended June 30, 2020, we did not have any net borrowings on the unsecured line of credit.
•We paid regular cash dividends totaling $173.1 million and $154.6 million during the six months ended June 30, 2020 and 2019, respectively.
•Changes in book cash overdrafts are classified as financing activities within our Consolidated Statements of Cash Flows. Book cash overdrafts were $30.2 million at June 30, 2019. We did not have any book cash overdrafts at June 30, 2020.
•We paid off a special assessment bond for $9.9 million which was reflected within Other Financing Activities on our Consolidated Statements of Cash Flows during six months ended June 30, 2019. We did not make similar significant repayments during the six months ended June 30, 2020.

Off Balance Sheet Arrangements - Investments in Unconsolidated Joint Ventures
We analyze our investments in unconsolidated joint ventures to determine if they meet the criteria for classification as a VIE and would require consolidation. We (i) evaluate the sufficiency of the total equity at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group and whether there are limited partners (or similar owning entities) that lack substantive participating or kick out rights and (iii) establish whether or not activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. To the extent that we (i) are the sole entity that has the power to direct the activities of the VIE and (ii) have the obligation or rights to absorb the VIE's losses or receive its benefits, then we would be determined to be the primary beneficiary of the VIE and would consolidate it. At the end of each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary. To the extent that our joint ventures do not qualify as VIEs, we further assess each joint venture partner's substantive participating rights to determine if the venture should be consolidated. There were no unconsolidated joint ventures that met the criteria to be a VIE at June 30, 2020.
We have equity interests in unconsolidated partnerships and limited liability companies that primarily own and operate rental properties and hold land for development. These unconsolidated joint ventures are primarily engaged in the operation and development of industrial real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these entities are not included on our balance sheet. Our investments in and advances to unconsolidated joint ventures represented approximately 2% of our total assets at June 30, 2020 and December 31, 2019. Total assets of our unconsolidated joint ventures were $421.6 million and $419.1 million at June 30, 2020 and December 31, 2019, respectively. The combined revenues of our unconsolidated joint ventures totaled $13.7 million and $30.0 million for the six months ended June 30, 2020 and 2019, respectively.
We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated joint ventures. The outstanding balances on the guaranteed portion of these loans totaled $59.9 million and $150.8 million at June 30, 2020 and 2019, respectively.

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

	Remainder of 2020	2021	2022	2023	2024	Thereafter	Face Value	Fair Value
Long-Term Debt:
Fixed rate secured debt	$2,104	$12,750	$3,917	$4,144	$4,385	$21,429	$48,729	$41,591
Weighted average interest rate	5.63%	5.62%	5.65%	5.66%	5.67%	4.15%	4.98%
Variable rate secured debt	$300	$300	$300	$300	$300	$400	$1,900	$1,900
Weighted average interest rate	0.14%	0.14%	0.14%	0.14%	0.14%	0.14%	0.14%
Fixed rate unsecured debt	$—	$—	$83,740	$250,000	$300,000	$2,425,000	$3,058,740	$3,347,567
Weighted average interest rate	N/A	N/A	3.93%	3.72%	3.90%	3.23%	3.35%
As the above table incorporates only those exposures that existed at June 30, 2020, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise, our hedging strategies at that time, to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured line of credit, to the extent we have outstanding borrowings, will be affected by fluctuations in the LIBOR indices or applicable replacement rates as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.

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

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We are not subject to any material pending legal proceedings other than routine litigation arising in the ordinary course of business. We presently believe that all of the proceedings to which we were subject as of June 30, 2020, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.
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
An outbreak of COVID-19, a respiratory disease caused by a novel corona virus, has spread internationally, including in the United States where we operate. In March 2020, the World Health Organization declared the outbreak to be a pandemic, and the President of the United States declared it a national emergency. Globally, population movement and trade have been restricted to varying degrees. Within the United States, various state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Many of these measures have been scaled back using various phased re-opening plans but, due to surges in infections in several major geographic areas, some of these re-opening plans have been halted or have not proceeded according to their original schedules. We do not yet know the duration of the pandemic or all of its future effects, but it has already had negative effects on global health and the world economy.
The economic consequences of the COVID-19 pandemic have affected substantially all of our tenant base in various ways and with varying magnitudes. We have executed rent deferral agreements with certain of our tenants to assist them in maintaining viable operations through the pandemic. The total amount of rental payments deferred pursuant to these arrangements is slightly less than 1.0% of annualized gross rental revenues. The substantial majority of these deferral agreements have repayment terms of one year or less, which results in many of the deferred amounts having revised payment dates in the second half of 2020. Some of the tenants with whom we have entered into deferral arrangements may have received government assistance. We cannot predict the continued viability of the tenants with whom we've executed these agreements. There is a risk that they will default and the amounts deferred, along with future amounts due under the leases, will not ultimately be collectible.
As the result of current uncertain economic conditions, even tenants that are now in sound financial condition may be adversely affected over the longer term if the economic recession caused by the pandemic extends for a long period of time. These possible events could in turn disrupt, or further disrupt, our tenants' businesses and their ability to satisfy rental payments. Such a prolonged recession could also adversely impact our ability to lease vacant space.
We have not started any new speculative development projects since the beginning of the pandemic. Our ability to pursue further development opportunities will depend on future events, including the duration and severity of the pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties which we cannot predict at this time.

A prolonged COVID-19 outbreak could negatively impact our operations and financial condition.
Should the major public health issues caused by the COVID-19 outbreak persist for an extended period of time, we could be adversely affected by actions limiting trade and population movement, the movement of goods through the supply chain, and other impacts to business and consumer demand that may diminish the demand and rents for our properties. To date, only an insignificant portion of our tenant base has declared bankruptcy as the result of the COVID-19 pandemic. In the event of the default or insolvency of a significant number of our tenants, we may experience a substantial loss of rental revenue and/or delays in collecting rent and incur substantial costs in enforcing our rights as landlord. If a tenant files for bankruptcy protection, a court could allow the tenant to reject and terminate its lease with us.
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
The outbreak has also adversely impacted financial institutions which could, in future periods, negatively impact their willingness to extend credit or result in adverse changes to the terms at which credit is extended. The United States Federal Government has taken certain measures to support continued liquidity and availability of capital, but there is no guarantee that these measures will continue to be successful. These potential risks could negatively impact our future ability to access capital, which would negatively impact our liquidity and our ability to execute our strategic plans.
The ability of our employees to work may be adversely impacted by COVID-19.
Our workforce, including key employees, could be adversely impacted by the outbreak in future periods. Currently, some of our employees are working remotely and some are working on-site. The impacts of the outbreak could, among other things, negatively affect (i) the operation of our properties, (ii) the timeliness of our strategic decision making, (iii) the operation of an effective cyber security function, (iv) the operation of our key information systems, (v) our ability to make timely filings with the SEC and (vi) our ability to maintain an effective control environment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities
None
(b) Use of Proceeds
None
(c) Issuer Purchases of Equity Securities
From time to time, we repurchase our securities under a repurchase program that initially was approved by the General Partner's board of directors and publicly announced in October 2001 (the "Repurchase Program").
On January 29, 2020, the General Partner's board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $300.0 million of the

General Partner's common shares, $750.0 million of the Partnership's debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairman of the finance committee of the board of directors of planned repurchases within these limits. We did not repurchase any equity securities through the Repurchase Program during the three months ended June 30, 2020.

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

4.1
Eighteenth Supplemental Indenture, dated as of June 29, 2020, by and between the Operating Partnership and the Bank of New York Mellon Trust Company, N.A. (as successor to J.P.Morgan Trust Company, National Association), as trustee, including the form of global note evidencing the 1.750% Senior Notes Due 2030 (filed as Exhibit 4.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on June 29, 2020, and incorporated herein by this reference).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of General Partner.*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the General Partner.*

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer for the Partnership.*

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer for the Partnership.*

32.1	Section 1350 Certification of the Chief Executive Officer of the General Partner.**

32.2	Section 1350 Certification of the Chief Financial Officer of the General Partner.**

32.3	Section 1350 Certification of the Chief Executive Officer for the Partnership.**

32.4	Section 1350 Certification of the Chief Financial Officer for the Partnership.**

101.Def	Definition Linkbase Document

101.Pre	Presentation Linkbase Document

101.Lab	Labels Linkbase Document

101.Cal	Calculation Linkbase Document

101.Sch	Schema Document

101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.

**	The certifications attached as Exhibits 32.1, 32.2, 32.3 and 32.4 accompany this Quarterly Report on Form 10-Q and are "furnished" to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by the General Partner or the Partnership, respectively, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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
By: DUKE REALTY CORPORATION, its general partner

/s/ James B. Connor
James B. Connor
Chairman and Chief Executive Officer of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner

Date:	July 31, 2020