Form 10-Q
period 2020-09-30
DUKE REALTY CORP; DUKE REALTY Ltd PARTNERSHIP/
filed 2020-10-29
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 1-9044 (Duke Realty Corporation) 0-20625 (Duke Realty Limited Partnership)
DUKE REALTY CORPORATION
DUKE REALTY LIMITED PARTNERSHIP
(Exact Name of Registrant as Specified in Its Charter)

Indiana	(Duke Realty Corporation)	35-1740409	(Duke Realty Corporation)
Indiana	(Duke Realty Limited Partnership)	35-1898425	(Duke Realty Limited Partnership)
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification Number)
8711 River Crossing Boulevard
Indianapolis,	Indiana	46240
(Address of Principal Executive Offices)		(Zip Code)
Registrant's Telephone Number, Including Area Code:

(317)	808-6000
Securities registered pursuant to Section 12(b) of the Act:

	Title of Class	Trading Symbol(s)	Name of Exchange on Which Registered
Duke Realty Corporation	Common Stock, $0.01 par value	DRE	New York Stock Exchange
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
The number of shares of Duke Realty Corporation's common stock outstanding at October 27, 2020 was 371,951,171.

EXPLANATORY NOTE
This report (the "Report") combines the quarterly reports on Form 10-Q for the period ended September 30, 2020 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries, and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning approximately 99.1% of the common partnership interests of the Partnership ("General Partner Units") as of September 30, 2020. The remaining 0.9% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership.
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

DUKE REALTY CORPORATION/DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$8,569,340	$7,993,377
Construction in progress	604,819	550,926
Investments in and advances to unconsolidated joint ventures	132,127	133,074
Undeveloped land	267,254	254,537
	9,573,540	8,931,914
Accumulated depreciation	(1,637,190)	(1,480,461)
Net real estate investments	7,936,350	7,451,453

Real estate investments and other assets held-for-sale	—	18,463

Cash and cash equivalents	6,748	110,891
Accounts receivable	15,072	20,349
Straight-line rent receivable	145,130	129,344
Receivables on construction contracts, including retentions	44,824	25,607
Deferred leasing and other costs, net of accumulated amortization of $219,089 and $203,857	325,846	320,444
Restricted cash held in escrow for like-kind exchange	—	1,673
Notes receivable from property sales	—	110,000
Other escrow deposits and other assets	269,055	232,338
	$8,743,025	$8,420,562
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $353 and $164	$74,339	$34,023
Unsecured debt, net of deferred financing costs of $33,651 and $19,258	3,025,089	2,880,742
Unsecured line of credit	47,000	—
	3,146,428	2,914,765

Liabilities related to real estate investments held-for-sale	—	887

Construction payables and amounts due subcontractors, including retentions	83,047	68,840
Accrued real estate taxes	101,846	69,042
Accrued interest	26,499	14,181
Other liabilities	249,266	223,680
Tenant security deposits and prepaid rents	47,292	48,907
Total liabilities	3,654,378	3,340,302
Shareholders' equity:
Common shares ($0.01 par value); 600,000 shares authorized; 371,510 and 367,950 shares issued and outstanding, respectively	3,715	3,680
Additional paid-in capital	5,653,143	5,525,463
Accumulated other comprehensive loss	(32,457)	(35,036)
Distributions in excess of net income	(606,182)	(475,992)
Total shareholders' equity	5,018,219	5,018,115
Noncontrolling interests	70,428	62,145
Total equity	5,088,647	5,080,260
	$8,743,025	$8,420,562
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and nine months ended September 30,
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
Revenues:
Rental and related revenue	$235,391	$215,374	$680,520	$638,446
General contractor and service fee revenue	26,637	25,955	46,388	104,838
	262,028	241,329	726,908	743,284
Expenses:
Rental expenses	20,231	19,158	56,631	57,423
Real estate taxes	37,027	31,739	110,517	96,556
General contractor and other services expenses	24,604	23,640	41,578	99,415
Depreciation and amortization	88,596	83,924	260,659	242,920
	170,458	158,461	469,385	496,314
Other operating activities:
Equity in earnings of unconsolidated joint ventures	4,023	3,736	8,958	12,594
Gain on sale of properties	10,968	173,646	19,905	204,075
Gain on land sales	2,346	3,869	8,551	6,569
Other operating expenses	(1,772)	(874)	(4,430)	(4,515)
Impairment charges	—	—	(5,626)	—
Non-incremental costs related to successful leases	(4,058)	(1,123)	(10,617)	(6,726)
General and administrative expenses	(11,439)	(13,720)	(46,808)	(49,123)
	68	165,534	(30,067)	162,874
Operating income	91,638	248,402	227,456	409,844
Other income (expenses):
Interest and other income, net	32	2,085	1,643	7,377
Interest expense	(23,059)	(22,604)	(69,394)	(68,246)
Loss on debt extinguishment	(120)	—	(32,898)	(13)
Gain on involuntary conversion	3,029	—	4,312	2,259
Income from continuing operations before income taxes	71,520	227,883	131,119	351,221
Income tax benefit (expense)	956	536	1,166	(6,465)
Income from continuing operations	72,476	228,419	132,285	344,756
Discontinued operations:
Gain on sale of properties	40	112	111	366
Income from discontinued operations	40	112	111	366
Net income	72,516	228,531	132,396	345,122
Net income attributable to noncontrolling interests	(693)	(1,965)	(1,297)	(2,952)
Net income attributable to common shareholders	$71,823	$226,566	$131,099	$342,170
Basic net income per common share:
Continuing operations attributable to common shareholders	$0.19	$0.62	$0.35	$0.95
Diluted net income per common share:
Continuing operations attributable to common shareholders	$0.19	$0.62	$0.35	$0.94
Weighted average number of common shares outstanding	371,082	362,416	369,375	360,424
Weighted average number of common shares and potential dilutive securities	374,834	367,271	373,091	365,343

Comprehensive income:
Net income	$72,516	$228,531	$132,396	$345,122
Other comprehensive income (loss):
Unrealized losses on interest rate swap contracts	—	(13,387)	—	(37,428)
Amortization of interest rate swap contracts	889	—	2,579	—
Comprehensive income	$73,405	$215,144	$134,975	$307,694
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30,
(in thousands)
(Unaudited)

	Nine Months Ended
	2020	2019
Cash flows from operating activities:
Net income	$132,396	$345,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	219,694	202,261
Amortization of deferred leasing and other costs	40,965	40,659
Amortization of deferred financing costs	6,814	4,606
Straight-line rental income and expense, net	(15,660)	(15,627)
Impairment charges	5,626	—
Loss on debt extinguishment	32,898	13
Gain on involuntary conversion	(4,312)	(2,259)
Gain on land and property sales	(28,567)	(211,010)
Third-party construction contracts, net	2,017	14,218
Other accrued revenues and expenses, net	42,415	26,870
Operating distributions received in excess of (less than) equity in earnings from unconsolidated joint ventures	4,656	(766)
Net cash provided by operating activities	438,942	404,087
Cash flows from investing activities:
Development of real estate investments	(469,001)	(325,825)
Acquisition of buildings and related intangible assets	(85,465)	(146,632)
Acquisition of land and other real estate assets	(96,376)	(223,547)
Second generation tenant improvements, leasing costs and building improvements	(27,733)	(31,644)
Other deferred leasing costs	(29,867)	(28,551)
Other assets	(9,519)	(9,104)
Proceeds from the repayments of notes receivable from property sales	110,000	145,000
Proceeds from land and property sales, net	55,740	379,774
Capital distributions from unconsolidated joint ventures	876	2,664
Capital contributions and advances to unconsolidated joint ventures	(6,161)	(5,963)
Net cash used for investing activities	(557,506)	(243,828)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	119,765	222,672
Proceeds from unsecured debt	663,123	182,284
Payments on unsecured debt	(546,972)	—
Proceeds from secured debt financings	18,400	—
Payments on secured indebtedness including principal amortization	(3,284)	(44,652)
Borrowings (repayments) on line of credit, net	47,000	(30,000)
Distributions to common shareholders	(260,431)	(232,323)
Distributions to noncontrolling interests, net	(2,149)	(1,864)
Tax payments on stock-based compensation awards	(4,263)	(5,695)
Change in book cash overdrafts	(13,588)	(14,306)
Other financing activities	284	(9,920)
Deferred financing costs	(7,354)	(1,440)
Net cash provided by financing activities	10,531	64,756
Net (decrease) increase in cash, cash equivalents and restricted cash	(108,033)	225,015
Cash, cash equivalents and restricted cash at beginning of period	121,431	25,517
Cash, cash equivalents and restricted cash at end of period	$13,398	$250,532

Non-cash activities:
Lease liabilities arising from right-of-use assets	$35,956	$38,826
Assumption of indebtedness and other liabilities in real estate acquisitions	$33,905	$—
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three and nine months ended September 30, 2020 and 2019
(in thousands, except per share data)
(Unaudited)

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Noncontrolling Interests	Total
Balance at June 30, 2020	$3,704	$5,607,897	$(33,346)	$(590,435)	$69,596	$5,057,416
Net income	—	—	—	71,823	693	72,516
Other comprehensive income	—	—	889	—	—	889
Issuance of common shares	11	43,076	—	—	—	43,087
Stock-based compensation plan activity	—	2,170	—	(270)	722	2,622
Contributions from noncontrolling interests	—	—	—	—	200	200
Distributions to common shareholders ($0.235 per share)	—	—	—	(87,300)	—	(87,300)
Distributions to noncontrolling interests	—	—	—	—	(783)	(783)
Balance at September 30, 2020	$3,715	$5,653,143	$(32,457)	$(606,182)	$70,428	$5,088,647

Balance at December 31, 2019	$3,680	$5,525,463	$(35,036)	$(475,992)	$62,145	$5,080,260
Net income	—	—	—	131,099	1,297	132,396
Other comprehensive income	—	—	2,579	—	—	2,579
Issuance of common shares	32	119,733	—	—	—	119,765
Stock-based compensation plan activity	3	7,947	—	(858)	9,135	16,227
Contributions from noncontrolling interests	—	—	—	—	200	200
Distributions to common shareholders ($0.705 per share)	—	—	—	(260,431)	—	(260,431)
Distributions to noncontrolling interests	—	—	—	—	(2,349)	(2,349)
Balance at September 30, 2020	$3,715	$5,653,143	$(32,457)	$(606,182)	$70,428	$5,088,647

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Noncontrolling Interests	Total
Balance at June 30, 2019	$3,606	$5,290,382	$(28,717)	$(624,674)	$61,524	$4,702,121
Net income	—	—	—	226,566	1,965	228,531
Other comprehensive loss	—	—	(13,387)	—	—	(13,387)
Issuance of common shares	55	180,489	—	—	—	180,544
Stock-based compensation plan activity	2	1,639	—	(255)	534	1,920
Distributions to common shareholders ($0.215 per share)	—	—	—	(77,773)	—	(77,773)
Distributions to noncontrolling interests	—	—	—	—	(684)	(684)
Balance at September 30, 2019	$3,663	$5,472,510	$(42,104)	$(476,136)	$63,339	$5,021,272

Balance at December 31, 2018	$3,589	$5,244,375	$(4,676)	$(585,087)	$55,042	$4,713,243
Net income	—	—	—	342,170	2,952	345,122
Other comprehensive loss	—	—	(37,428)	—	—	(37,428)
Issuance of common shares	68	222,604	—	—	—	222,672
Stock-based compensation plan activity	6	5,531	—	(896)	7,209	11,850
Contributions from noncontrolling interests	—	—	—	—	312	312
Distributions to common shareholders ($0.645 per share)	—	—	—	(232,323)	—	(232,323)
Distributions to noncontrolling interests	—	—	—	—	(2,176)	(2,176)
Balance at September 30, 2019	$3,663	$5,472,510	$(42,104)	$(476,136)	$63,339	$5,021,272

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$8,569,340	$7,993,377
Construction in progress	604,819	550,926
Investments in and advances to unconsolidated joint ventures	132,127	133,074
Undeveloped land	267,254	254,537
	9,573,540	8,931,914
Accumulated depreciation	(1,637,190)	(1,480,461)
Net real estate investments	7,936,350	7,451,453

Real estate investments and other assets held-for-sale	—	18,463

Cash and cash equivalents	6,748	110,891
Accounts receivable	15,072	20,349
Straight-line rent receivable	145,130	129,344
Receivables on construction contracts, including retentions	44,824	25,607
Deferred leasing and other costs, net of accumulated amortization of $219,089 and $203,857	325,846	320,444
Restricted cash held in escrow for like-kind exchange	—	1,673
Notes receivable from property sales	—	110,000
Other escrow deposits and other assets	269,055	232,338
	$8,743,025	$8,420,562
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $353 and $164	$74,339	$34,023
Unsecured debt, net of deferred financing costs of $33,651 and $19,258	3,025,089	2,880,742
Unsecured line of credit	47,000	—
	3,146,428	2,914,765

Liabilities related to real estate investments held-for-sale	—	887

Construction payables and amounts due subcontractors, including retentions	83,047	68,840
Accrued real estate taxes	101,846	69,042
Accrued interest	26,499	14,181
Other liabilities	249,266	223,680
Tenant security deposits and prepaid rents	47,292	48,907
Total liabilities	3,654,378	3,340,302
Partners' equity:
Common equity (371,510 and 367,950 General Partner Units issued and outstanding, respectively)	5,050,676	5,053,151
Limited Partners' common equity (3,330 and 3,029 Limited Partner Units issued and outstanding, respectively)	65,525	57,575
Accumulated other comprehensive loss	(32,457)	(35,036)
Total partners' equity	5,083,744	5,075,690
Noncontrolling interests	4,903	4,570
Total equity	5,088,647	5,080,260
	$8,743,025	$8,420,562
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and nine months ended September 30,
(in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
Revenues:
Rental and related revenue	$235,391	$215,374	$680,520	$638,446
General contractor and service fee revenue	26,637	25,955	46,388	104,838
	262,028	241,329	726,908	743,284
Expenses:
Rental expenses	20,231	19,158	56,631	57,423
Real estate taxes	37,027	31,739	110,517	96,556
General contractor and other services expenses	24,604	23,640	41,578	99,415
Depreciation and amortization	88,596	83,924	260,659	242,920
	170,458	158,461	469,385	496,314
Other operating activities:
Equity in earnings of unconsolidated joint ventures	4,023	3,736	8,958	12,594
Gain on sale of properties	10,968	173,646	19,905	204,075
Gain on land sales	2,346	3,869	8,551	6,569
Other operating expenses	(1,772)	(874)	(4,430)	(4,515)
Impairment charges	—	—	(5,626)	—
Non-incremental costs related to successful leases	(4,058)	(1,123)	(10,617)	(6,726)
General and administrative expenses	(11,439)	(13,720)	(46,808)	(49,123)
	68	165,534	(30,067)	162,874
Operating income	91,638	248,402	227,456	409,844
Other income (expenses):
Interest and other income, net	32	2,085	1,643	7,377
Interest expense	(23,059)	(22,604)	(69,394)	(68,246)
Loss on debt extinguishment	(120)	—	(32,898)	(13)
Gain on involuntary conversion	3,029	—	4,312	2,259
Income from continuing operations before income taxes	71,520	227,883	131,119	351,221
Income tax benefit (expense)	956	536	1,166	(6,465)
Income from continuing operations	72,476	228,419	132,285	344,756
Discontinued operations:
Gain on sale of properties	40	112	111	366
Income from discontinued operations	40	112	111	366
Net income	72,516	228,531	132,396	345,122
Net (income) loss attributable to noncontrolling interests	(55)	3	(133)	19
Net income attributable to common unitholders	$72,461	$228,534	$132,263	$345,141
Basic net income per Common Unit:
Continuing operations attributable to common unitholders	$0.19	$0.62	$0.35	$0.95
Diluted net income per Common Unit:
Continuing operations attributable to common unitholders	$0.19	$0.62	$0.35	$0.94
Weighted average number of Common Units outstanding	374,412	365,558	372,671	363,542
Weighted average number of Common Units and potential dilutive securities	374,834	367,271	373,091	365,343
Comprehensive income:
Net income	$72,516	$228,531	$132,396	$345,122
Other comprehensive income (loss):
Unrealized losses on interest rate swap contracts	—	(13,387)	—	(37,428)
Amortization of interest rate swap contracts	889	—	2,579	—
Comprehensive income	$73,405	$215,144	$134,975	$307,694

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30,
(in thousands)
(Unaudited)

	Nine Months Ended
	2020	2019
Cash flows from operating activities:
Net income	$132,396	$345,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	219,694	202,261
Amortization of deferred leasing and other costs	40,965	40,659
Amortization of deferred financing costs	6,814	4,606
Straight-line rental income and expense, net	(15,660)	(15,627)
Impairment charges	5,626	—
Loss on debt extinguishment	32,898	13
Gain on involuntary conversion	(4,312)	(2,259)
Gain on land and property sales	(28,567)	(211,010)
Third-party construction contracts, net	2,017	14,218
Other accrued revenues and expenses, net	42,415	26,870
Operating distributions received in excess of (less than) equity in earnings from unconsolidated joint ventures	4,656	(766)
Net cash provided by operating activities	438,942	404,087
Cash flows from investing activities:
Development of real estate investments	(469,001)	(325,825)
Acquisition of buildings and related intangible assets	(85,465)	(146,632)
Acquisition of land and other real estate assets	(96,376)	(223,547)
Second generation tenant improvements, leasing costs and building improvements	(27,733)	(31,644)
Other deferred leasing costs	(29,867)	(28,551)
Other assets	(9,519)	(9,104)
Proceeds from the repayments of notes receivable from property sales	110,000	145,000
Proceeds from land and property sales, net	55,740	379,774
Capital distributions from unconsolidated joint ventures	876	2,664
Capital contributions and advances to unconsolidated joint ventures	(6,161)	(5,963)
Net cash used for investing activities	(557,506)	(243,828)
Cash flows from financing activities:
Proceeds from the General Partner	119,765	222,672
Proceeds from unsecured debt	663,123	182,284
Payments on unsecured debt	(546,972)	—
Proceeds from secured debt financings	18,400	—
Payments on secured indebtedness including principal amortization	(3,284)	(44,652)
Borrowings (repayments) on line of credit, net	47,000	(30,000)
Distributions to common unitholders	(262,780)	(234,352)
Contributions from noncontrolling interests, net	200	165
Tax payments on stock-based compensation awards	(4,263)	(5,695)
Change in book cash overdrafts	(13,588)	(14,306)
Other financing activities	284	(9,920)
Deferred financing costs	(7,354)	(1,440)
Net cash provided by financing activities	10,531	64,756
Net (decrease) increase in cash, cash equivalents and restricted cash	(108,033)	225,015
Cash, cash equivalents and restricted cash at beginning of period	121,431	25,517
Cash, cash equivalents and restricted cash at end of period	$13,398	$250,532

Non-cash activities:
Lease liabilities arising from right-of-use assets	$35,956	$38,826
Assumption of indebtedness and other liabilities in real estate acquisitions	$33,905	$—
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three and nine months ended September 30, 2020 and 2019
(in thousands, except per unit data)
(Unaudited)

	Common Unitholders
	General	Limited	Accumulated
	Partner's	Partners'	Other	Total
	Common Equity	Common Equity	Comprehensive Loss	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2020	$5,021,166	$64,948	$(33,346)	$5,052,768	$4,648	5,057,416
Net income	71,823	638	—	72,461	55	72,516
Other comprehensive income	—	—	889	889	—	889
Capital contribution from the General Partner	43,087	—	—	43,087	—	43,087
Stock-based compensation plan activity	1,900	722	—	2,622	—	2,622
Contributions from noncontrolling interests	—	—	—	—	200	200
Distributions to common unitholders ($0.235 per Common Unit)	(87,300)	(783)	—	(88,083)	—	(88,083)
Balance at September 30, 2020	$5,050,676	$65,525	$(32,457)	$5,083,744	$4,903	$5,088,647

Balance at December 31, 2019	$5,053,151	$57,575	$(35,036)	$5,075,690	$4,570	5,080,260
Net income	131,099	1,164	—	132,263	133	132,396
Other comprehensive income	—	—	2,579	2,579	—	2,579
Capital contribution from the General Partner	119,765	—	—	119,765	—	119,765
Stock-based compensation plan activity	7,092	9,135	—	16,227	—	16,227
Contributions from noncontrolling interests	—	—	—	—	200	200
Distributions to common unitholders ($0.705 per Common Unit)	(260,431)	(2,349)	—	(262,780)	—	(262,780)
Balance at September 30, 2020	$5,050,676	$65,525	$(32,457)	$5,083,744	$4,903	$5,088,647

	Common Unitholders
	General	Limited	Accumulated
	Partner's	Partners'	Other	Total
	Common Equity	Common Equity	Comprehensive Loss	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2019	$4,669,314	$56,910	$(28,717)	$4,697,507	$4,614	$4,702,121
Net income	226,566	1,968	—	228,534	(3)	228,531
Other comprehensive loss	—	—	(13,387)	(13,387)	—	(13,387)
Capital contribution from the General Partner	180,544	—	—	180,544	—	180,544
Stock-based compensation plan activity	1,386	534	—	1,920	—	1,920
Distributions to common unitholders ($0.215 per Common Unit)	(77,773)	(676)	—	(78,449)	—	(78,449)
Distributions to noncontrolling interests	—	—	—	—	(8)	(8)
Balance at September 30, 2019	$5,000,037	$58,736	$(42,104)	$5,016,669	$4,603	$5,021,272

Balance at December 31, 2018	$4,662,877	$50,585	$(4,676)	$4,708,786	$4,457	$4,713,243
Net income	342,170	2,971	—	345,141	(19)	345,122
Other comprehensive loss	—	—	(37,428)	(37,428)	—	(37,428)
Capital contribution from the General Partner	222,672	—	—	222,672	—	222,672
Stock-based compensation plan activity	4,641	7,209	—	11,850	—	11,850
Contributions from noncontrolling interests	—	—	—	—	312	312
Distributions to common unitholders ($0.645 per Common Unit)	(232,323)	(2,029)	—	(234,352)	—	(234,352)
Distributions to noncontrolling interests	—	—	—	—	(147)	(147)
Balance at September 30, 2019	$5,000,037	$58,736	$(42,104)	$5,016,669	$4,603	$5,021,272

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
The General Partner is the sole general partner of the Partnership, owning approximately 99.1% of the Common Units at September 30, 2020. The remaining 0.9% of the Common Units are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
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
As of September 30, 2020, we owned and operated a portfolio primarily consisting of industrial properties and provided real estate services to third-party owners and customers. Substantially all of our Rental Operations (see Note 11) are conducted through the Partnership. We conduct our Service Operations (see Note 11) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership ("DCLP"), which are consolidated entities that are 100% owned by a combination of the General Partner and the Partnership. DCLP is owned through a taxable REIT subsidiary. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries.

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

All revenues related to lease and lease-related services are included in, and comprise substantially all of, the caption "Rental and Related Revenue" on the Consolidated Statements of Operations and Comprehensive Income. The components of Rental and Related Revenue are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Rental revenue - fixed payments	$176,085	$163,516	$507,309	$481,674
Rental revenue - variable payments (1)	59,306	51,858	173,211	156,772
Rental and related revenue	$235,391	$215,374	$680,520	$638,446
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
Based on the Q&A, an entity is not required to account for all lease concessions related to the effects of the COVID-19 pandemic under one elected option; however, the entity is required to apply the elected option consistently to leases with similar characteristics and in similar circumstances. As of September 30, 2020, we have executed agreements with certain tenants allowing for the deferral of rental payments totaling $8.1 million. The substantial majority of these agreements required repayment of deferred amounts within twelve months of their execution. The tenants with whom we have executed agreements allowing for deferral of rental payments have paid all amounts due under their revised billing schedules through September 30, 2020.

The rental deferral agreements that we have executed, where the revised payment terms require repayment of deferred amounts within twelve months of their execution, are eligible for the alternate accounting treatment allowed through the Q&A. We have elected to account for these deferred rental agreements as if the deferral of rental payments was an enforceable right in the original lease agreements. This accounting election resulted in us not modifying the pattern of revenue recognition for these leases, to the extent they are collectable, and all deferred amounts related to leases to which we are applying this accounting treatment are classified within Accounts Receivable on the September 30, 2020 Consolidated Balance Sheets.

For deferred rental agreements where the revised terms do not require repayment of the full amount of deferred amounts within twelve months of their execution, even if such revised payment terms fall within the scope of the relief offered by the Q&A, we have continued to apply lease modification accounting as stipulated by ASC 842.

Lessee Accounting

As of September 30, 2020, our lease arrangements, where we are the lessee, primarily consisted of office and ground leases. All of our office leases are classified as operating leases under ASC 842. Ground leases that were classified as operating leases prior to adoption of ASC 842 continue to be accounted for as operating leases by electing the practical expedient under ASC 842. In July 2020, we entered into a new ground lease which met the criteria to be classified as a finance lease. As of September 30, 2020, right-of-use ("ROU") assets related to our operating leases and finance lease were $40.2 million and $34.4 million, respectively, which are included within Other Escrow Deposits and Other Assets on our Consolidated Balance Sheets as of September 30, 2020. The corresponding lease liabilities related to these operating leases and finance lease of $43.5 million and $34.3 million, respectively, are included in Other Liabilities on our Consolidated Balance Sheets as of September 30, 2020, and represent the discounted value of the future lease payments required under our lease agreements. As of December 31, 2019, total ROU assets and liabilities for operating leases were $40.5 million and $46.9 million, respectively. In determining these amounts, we elected an available practical expedient that allows us, as a lessee, to not separate lease and non-lease components.

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

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$6,748	$110,891
Restricted cash held in escrow for like-kind exchange	—	1,673
Restricted cash included in other escrow deposits and other assets	6,650	8,867
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$13,398	$121,431

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

There were no unconsolidated joint ventures, in which we have any recognized assets or liabilities or have retained any economic exposure to loss at September 30, 2020, that met the criteria to be considered VIEs. Our maximum loss exposure for guarantees of unconsolidated joint venture indebtedness, none of which relate to VIEs, totaled $66.5 million at September 30, 2020.

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

Acquisitions
We paid cash of $85.5 million and $146.6 million for building acquisitions during the nine months ended September 30, 2020 and September 30, 2019, respectively.

We acquired five properties during the nine months ended September 30, 2020. We determined that these properties did not meet the definition of a business and, accordingly, we accounted for them as asset acquisitions as opposed to business combinations.

The following table summarizes amounts recognized for each major class of assets and liabilities (in thousands) for these acquisitions during the nine months ended September 30, 2020:

Real estate assets	$115,257
Lease related intangible assets	4,890
Total acquired assets	120,147
Secured debt	25,455
Below market lease liability	8,079
Other liabilities	371
Total assumed liabilities	33,905
Fair value of acquired net assets	$86,242

The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 6.9 years.

Fair Value Measurements
We determine the fair value of the individual components of real estate asset acquisitions primarily through calculating the "as-if vacant" value of a building, using an income approach, which relies significantly upon internally determined assumptions. We have determined that these estimates primarily rely upon level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions used in calculating the "as-if vacant" value for acquisition activity during the nine months ended September 30, 2020 are as follows:

	Low	High
Exit capitalization rate	4.7%	5.5%
Net rental rate per square foot	$7.50	$11.04

Capitalized acquisition costs were insignificant and the fair value of the five properties acquired during the nine months ended September 30, 2020 was substantially the same as the cost of acquisition.

Dispositions
Dispositions of buildings and undeveloped land generated net cash proceeds of $55.7 million and $379.8 million during the nine months ended September 30, 2020 and 2019, respectively. The number of buildings sold, as well as their classification between continuing and discontinued operations, is disclosed in Note 12.

During the nine months ended September 30, 2020, we collected the remaining $110.0 million of principal on our outstanding notes receivable, which was related to the sale of our medical office portfolio during 2017.

7.    Indebtedness

All debt is issued directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee some of the unsecured debt of the Partnership. The following table summarizes the book value and changes in the fair value of our debt (in thousands):

	Book Value at 12/31/2019	Book Value at 9/30/2020	Fair Value at 12/31/2019	Issuances and Assumptions	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 9/30/2020
Fixed rate secured debt	$32,287	$73,092	$34,547	$43,855	$(2,984)	$1,776	$77,195
Variable rate secured debt	1,900	1,600	1,900	—	(300)	—	1,600
Unsecured debt	2,900,000	3,058,740	3,045,485	675,000	(516,260)	158,947	3,363,172
Unsecured line of credit	—	47,000	—	47,000	—	—	47,000
Total	$2,934,187	$3,180,432	$3,081,932	$765,855	$(519,544)	$160,723	$3,488,967
Less: Deferred financing costs	19,422	34,004
Total indebtedness as reported on the consolidated balance sheets	$2,914,765	$3,146,428

Secured Debt

Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated market rates for all of our current fixed rate secured debt are between 1.60% and 2.50%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon level 3 inputs.

In February 2020, a consolidated joint venture obtained an $18.4 million secured loan from a third party financial institution, with a fixed annual interest rate of 3.41% and a maturity date of March 1, 2035.
In September 2020, we assumed two secured loans in conjunction with a two-building asset acquisition. These assumed loans had a total face value of $21.5 million and fair value of $25.5 million. These assumed loans had a weighted average remaining term at acquisition of 11.8 years and carried a weighted average stated interest rate of 4.54%. The difference between the fair value and the face value of loans assumed in connection with the acquisition is recorded as a premium and amortized to interest expense over the life of the loans assumed. We used an estimated market interest rate of 2.50% in determining the fair values of these loans.
Unsecured Debt

At September 30, 2020, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 100.00% to 137.00% of face value.

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
In June 2020, we issued $350.0 million of senior unsecured notes bearing interest at a stated interest rate of 1.75% and maturing on July 1, 2030, at 99.07% of par value, resulting in an effective interest rate of 1.85%. Proceeds from the unsecured notes offering were primarily used to repurchase and cancel $216.3 million of 3.88% senior unsecured notes due 2022 pursuant to a tender offer completed by the Partnership in June 2020. In connection with the early cancellation of these notes, we recognized a loss of $15.1 million consisting of a repayment premium and write-off of deferred financing costs.
The indentures (and related supplemental indentures) governing our outstanding series of unsecured notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such financial covenants at September 30, 2020.
Unsecured Line of Credit
Our unsecured line of credit at September 30, 2020 is described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at September 30, 2020
Unsecured Line of Credit - Partnership	$1,200,000	January 30, 2022	$47,000

The Partnership's unsecured line of credit has an interest rate on borrowings of LIBOR plus 0.875% (equal to 1.04% for our outstanding borrowings at September 30, 2020) and has a maturity date of January 30, 2022, with options to extend until January 30, 2023. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $800.0 million, for a total of up to $2.00 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At September 30, 2020, we were in compliance with all financial covenants under this line of credit.
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

8.    Shareholders' Equity of the General Partner and Partners' Capital of the Partnership
General Partner
The General Partner has an at the market ("ATM") equity program that allows it to issue and sell its common shares through sales agents from time to time. The current ATM equity program provides for the sale of up to $400.0 million of shares of the General Partner's common stock. Actual sales under the ATM equity program depend on a variety of factors to be determined by the General Partner, including, among others, market conditions, the trading price of the General Partner’s common stock, determinations by the General Partner of the appropriate sources of funding and potential uses of funding available.
During the nine months ended September 30, 2020, the General Partner issued 3.0 million common shares pursuant to its ATM equity program, generating gross proceeds of $110.6 million and, after deducting commissions and other costs, net proceeds of $109.1 million. The proceeds from these sales were contributed to the Partnership and used to fund development activities.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Management fees	$398	$452	$1,143	$1,318
Leasing fees	$60	$759	$511	$1,315
Construction and development fees	$874	$582	$2,095	$4,520

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
General Partner
Net income attributable to common shareholders	$71,823	$226,566	$131,099	$342,170
Less: dividends on participating securities	(352)	(350)	(1,064)	(1,125)
Basic net income attributable to common shareholders	$71,471	$226,216	$130,035	$341,045
Add back dividends on dilutive participating securities	—	350	—	1,125
Noncontrolling interest in earnings of common unitholders	638	1,968	1,164	2,971
Diluted net income attributable to common shareholders	$72,109	$228,534	$131,199	$345,141
Weighted average number of common shares outstanding	371,082	362,416	369,375	360,424
Weighted average Limited Partner Units outstanding	3,330	3,142	3,296	3,118
Other potential dilutive shares	422	1,713	420	1,801
Weighted average number of common shares and potential dilutive securities	374,834	367,271	373,091	365,343

Partnership
Net income attributable to common unitholders	$72,461	$228,534	$132,263	$345,141
Less: distributions on participating securities	(352)	(350)	(1,064)	(1,125)
Basic net income attributable to common unitholders	$72,109	$228,184	$131,199	$344,016
Add back distributions on dilutive participating securities	—	350	—	1,125
Diluted net income attributable to common unitholders	$72,109	$228,534	$131,199	$345,141
Weighted average number of Common Units outstanding	374,412	365,558	372,671	363,542
Other potential dilutive units	422	1,713	420	1,801
Weighted average number of Common Units and potential dilutive securities	374,834	367,271	373,091	365,343
The following table summarizes the data that is excluded from the computation of net income per common share or Common Unit as a result of being anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
General Partner and Partnership
Other potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	—	—	—	—
Anti-dilutive outstanding participating securities	1,642	—	1,642	—

11.    Segment Reporting
Reportable Segments
As of September 30, 2020, we had two reportable operating segments, the first consisting of the ownership and rental of industrial real estate investments. We continue to increase our investments in quality industrial properties largely based on anticipated geographic trends in supply and demand for industrial buildings, as well as the real estate needs of our major tenants that operate on a national level. We treat our industrial properties as a single operating and reportable segment based on our method of internal reporting. Properties not included in our reportable segments, because they are not industrial properties and do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are generally referred to as non-reportable Rental Operations. Our non-reportable Rental Operations primarily include our remaining office properties and medical office property at September 30, 2020. The operations of our industrial properties, as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations."

Our second reportable segment consists of various real estate services such as development, general contracting, construction management, property management, asset management, maintenance and leasing to third-party property customers, owners and joint ventures, and is collectively referred to as "Service Operations." The Service Operations segment is identified as one single operating segment because the lowest level of financial results reviewed by our chief operating decision maker are the results for the Service Operations segment in total.  Further, our reportable segments are managed separately because each segment requires different operating strategies and management expertise.

Revenues by Reportable Segment

The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Rental Operations:
Industrial	$233,572	$213,819	$674,996	$633,226
Non-reportable Rental Operations	1,499	1,471	4,410	4,401
Service Operations	26,637	25,955	46,388	104,838
Total segment revenues	261,708	241,245	725,794	742,465
Other revenue	320	84	1,114	819
Consolidated revenue	$262,028	$241,329	$726,908	$743,284

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
The following table shows a reconciliation of our segment-level measures of profitability to consolidated income from continuing operations before income taxes (in thousands and excluding discontinued operations):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
PNOI
Industrial	$168,123	$150,672	$484,973	$442,475
Non-reportable Rental Operations	1,092	883	3,964	2,623
PNOI, excluding all sold properties	169,215	151,555	488,937	445,098
PNOI from sold properties included in continuing operations	105	4,353	671	16,745
PNOI, continuing operations	$169,320	$155,908	$489,608	$461,843

Earnings from Service Operations	2,033	2,315	4,810	5,423

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	7,184	5,161	15,660	15,627
Revenues related to lease buyouts	179	1,465	2,605	1,484
Amortization of lease concessions and above and below market rents	1,746	1,741	5,843	4,545
Intercompany rents and other adjusting items	(624)	77	(999)	180
Non-Segment Items:
Equity in earnings of unconsolidated joint ventures	4,023	3,736	8,958	12,594
Interest expense	(23,059)	(22,604)	(69,394)	(68,246)
Depreciation and amortization expense	(88,596)	(83,924)	(260,659)	(242,920)
Gain on sale of properties	10,968	173,646	19,905	204,075
Impairment charges	—	—	(5,626)	—
Interest and other income, net	32	2,085	1,643	7,377
General and administrative expenses	(11,439)	(13,720)	(46,808)	(49,123)
Gain on land sales	2,346	3,869	8,551	6,569
Other operating expenses	(1,772)	(874)	(4,430)	(4,515)
Loss on extinguishment of debt	(120)	—	(32,898)	(13)
Gain on involuntary conversion	3,029	—	4,312	2,259
Non-incremental costs related to successful leases	(4,058)	(1,123)	(10,617)	(6,726)
Other non-segment revenues and expenses, net	328	125	655	788
Income from continuing operations before income taxes	$71,520	$227,883	$131,119	$351,221

12.    Real Estate Assets, Discontinued Operations and Assets Held-for-Sale

Real Estate Assets
Real estate assets, excluding assets held-for-sale, consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Buildings and tenant improvements	$5,691,561	$5,295,336
Land and improvements	2,753,809	2,532,541
Other real estate investments (1)	123,970	165,500
Real estate assets	$8,569,340	$7,993,377
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

Discontinued Operations
The following table illustrates the number of sold or held-for-sale properties in this report, all of which were excluded from discontinued operations:

	Held-for-Sale at September 30, 2020	Sold Year-to-Date in 2020	Sold in 2019	Total

Properties sold or classified as held-for-sale	—	2	28	30

Allocation of Noncontrolling Interests - General Partner
The following table illustrates the General Partner's share of the income attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income between continuing and discontinued operations to the noncontrolling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income from continuing operations attributable to common shareholders	$71,783	$226,455	$130,989	$341,807
Income from discontinued operations attributable to common shareholders	40	111	110	363
Net income attributable to common shareholders	$71,823	$226,566	$131,099	$342,170
Allocation of Noncontrolling Interests - Partnership
Substantially all of the income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is attributable to the common unitholders.

Assets Held-for-Sale
The following table illustrates aggregate balance sheet information for assets held-for-sale (in thousands):

	Held-for-Sale Properties Included in Continuing Operations
	September 30, 2020	December 31, 2019
Land and improvements	$—	$4,561
Buildings and tenant improvements	—	18,840
Undeveloped land	—	—
Accumulated depreciation	—	(7,132)
Deferred leasing and other costs, net	—	2,100
Other assets	—	94
Total assets held-for-sale	$—	$18,463

Total liabilities related to assets held-for-sale	$—	$887

13.    Subsequent Event
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on October 22, 2020:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common - Quarterly	$0.255	November 16, 2020	November 30, 2020

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
At September 30, 2020, we:
•Owned or jointly controlled 529 primarily industrial properties, of which 517 properties with 151.8 million square feet were in service and 12 properties with 7.0 million square feet were under development. The 517 in-service properties were comprised of 478 consolidated properties with 140.6 million square feet and 39 unconsolidated joint venture properties with 11.1 million square feet. The 12 properties under development consisted of 11 consolidated properties with 6.6 million square feet and one unconsolidated joint venture property with 358,000 square feet.
•Owned directly, or through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), approximately 1,120 acres of land and controlled approximately 900 acres through purchase options.
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

As of September 30, 2020, we have executed deferral agreements with certain tenants that will eventually allow for $8.1 million of total scheduled rental payments to be deferred and repaid in future periods. The substantial majority of these agreements require repayment of the deferred amounts within twelve months of their execution. The tenants with whom we have executed agreements allowing for deferral of rental payments have paid all amounts due under their revised billing schedules through September 30, 2020.

During the third quarter of 2020, we resumed speculative development activity in certain targeted markets based on our leasing activity to date, the resilience of the industrial real estate sector during the COVID-19 pandemic and our belief that we will be able to continue to lease our speculative space.

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
Occupancy Analysis
Occupancy is an important metric for management and our investors for understanding our financial performance. Our ability to maintain high occupancy rates is among the principal drivers of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of rental properties at September 30, 2020 and 2019, respectively:

	Total Square Feet (in thousands)		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2020	2019	2020	2019	2020	2019	2020	2019
Industrial	140,437	135,096	99.8%	99.8%	97.0%	96.1%	$5.18	$4.90
Non-reportable Rental Operations	211	211	0.2%	0.2%	80.5%	77.3%	$24.27	$24.76
Total Consolidated	140,648	135,307	100.0%	100.0%	97.0%	96.0%	$5.21	$4.93
Unconsolidated Joint Ventures	11,109	12,656			97.5%	97.6%	$4.26	$4.10
Total Including Unconsolidated Joint Ventures	151,757	147,963			97.0%	96.2%
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

The higher leased percentage in our industrial portfolio at September 30, 2020, compared to September 30, 2019, was due to leasing up speculative developments.

Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, from our in-service rental properties for the nine months ended September 30, 2020 (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2019	4,540	406	4,946
Vacant space in completed developments	1,138	—	1,138
Expirations	2,697	299	2,996
Early lease terminations	1,448	—	1,448
Property structural changes/other	14	—	14
Leasing of previously vacant space	(5,607)	(430)	(6,037)
Vacant square feet at September 30, 2020	4,230	275	4,505

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
New Leasing Activity - First Generation	2,406	2,111	5,440	6,775
New Leasing Activity - Second Generation	1,405	984	2,978	1,841
Renewal Leasing Activity	899	3,131	3,494	7,717
Early Renewal Leasing Activity *	1,265	148	2,576	2,063
Short-Term New Leasing Activity **	125	216	1,194	924
Short-Term Renewal Leasing Activity **	677	—	1,615	619
Non-Reportable Rental Operations Leasing Activity	—	3	1	4
Total Consolidated Leasing Activity	6,777	6,593	17,298	19,943
Unconsolidated Joint Venture Leasing Activity	561	1,832	1,689	2,042
Total Including Unconsolidated Joint Venture Leasing Activity	7,338	8,425	18,987	21,985
* Early renewals represent renewals executed more than two years in advance of a lease's originally scheduled end date.
** Short-term leases represent leases with a term of less than twelve months.

Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the second generation industrial leases signed for our rental properties during the three and nine months ended September 30, 2020 and 2019:

	Square Feet of Leases (in thousands)		Percent of Expiring Leases Renewed		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Costs per Square Foot
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Three Months
Consolidated - New Second Generation	1,405	984			6.4	5.5	$1.78	$2.21	$3.76	$2.10
Unconsolidated Joint Ventures - New Second Generation	257	49			1.0	10.2	—	$3.49	$0.38	$4.57
Total - New Second Generation	1,662	1,033			5.6	5.7	$1.51	$2.27	$3.23	$2.22

Consolidated - Renewal	899	3,131	42.3%	82.2%	3.5	4.3	$0.72	$0.46	$0.92	$1.14
Unconsolidated Joint Ventures - Renewal	131	459	100.0%	90.3%	1.0	5.9	—	$0.95	$0.29	$2.29
Total - Renewal	1,030	3,590	45.7%	83.1%	3.2	4.5	$0.63	$0.52	$0.84	$1.29

Nine Months
Consolidated - New Second Generation	2,978	1,841			5.2	5.7	$2.02	$2.75	$2.79	$2.22
Unconsolidated Joint Ventures - New Second Generation	257	165			1.0	7.2	—	$1.82	$0.38	$2.75
Total - New Second Generation	3,235	2,006			4.8	5.8	$1.87	$2.67	$2.60	$2.26

Consolidated - Renewal	3,494	7,717	59.9%	82.3%	4.6	4.4	$1.01	$0.71	$1.45	$1.30
Unconsolidated Joint Ventures - Renewal	628	554	90.2%	85.6%	3.7	6.0	$0.38	$0.92	$1.42	$2.32
Total - Renewal	4,122	8,271	63.2%	82.5%	4.5	4.5	$0.91	$0.72	$1.45	$1.37
Growth in average annual net effective rents for new second generation and renewal leases, on a combined basis, for our consolidated and unconsolidated industrial rental properties, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Ownership Type	2020	2019	2020	2019
Consolidated properties	32.3%	22.5%	28.9%	25.0%
Unconsolidated joint venture properties	29.5%	44.9%	39.0%	38.2%

Lease Expirations
The table below reflects our consolidated in-service portfolio lease expiration schedule at September 30, 2020 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Non-Reportable
Year of Expiration	Square Feet	Annual Rental Revenue*	Number of Leases	Square Feet	Annual Rental Revenue*	Square Feet	Annual Rental Revenue*
Remainder of 2020	1,556	$7,964	27	1,555	$7,958	1	$6
2021	12,534	59,366	137	12,534	59,366	—	—
2022	17,462	75,111	148	17,445	74,919	17	192
2023	14,240	71,856	149	14,219	71,564	21	292
2024	14,403	73,163	137	14,398	73,101	5	62
2025	15,564	83,852	139	15,562	83,827	2	25
2026	10,790	51,989	60	10,790	51,989	—	—
2027	8,615	42,282	36	8,610	42,225	5	57
2028	8,283	54,363	32	8,164	50,876	119	3,487
2029	8,428	45,436	26	8,428	45,436	—	—
2030 and Thereafter	24,544	145,056	73	24,544	145,056	—	—
Total Leased	136,419	$710,438	964	136,249	$706,317	170	$4,121

Total Portfolio Square Feet	140,648			140,437		211
Percent Leased	97.0%			97.0%		80.5%
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
Five buildings were acquired during the nine months ended September 30, 2020, and six buildings were acquired during the year ended December 31, 2019. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields of industrial building acquisitions (in thousands, except percentage data):

	Year-to-Date 2020 Acquisitions			Full Year 2019 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$112,068	4.6%	100.0%	$217,106	4.1%	88.4%

* Includes fair value of real estate assets and net acquired lease-related intangible assets, including above or below market leases, but excludes assumed debt if applicable and other acquired working capital assets and liabilities.
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
*** Represents percentage of total square feet leased based on executed leases and without regard to whether the leases have commenced, at the date of acquisition, including lease-backs with sellers executed in connection with the acquisition(s).

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
We sold two consolidated buildings during the nine months ended September 30, 2020 and 28 consolidated buildings during the year ended December 31, 2019. The following table summarizes the sales prices, in-place yields and percent leased of industrial building dispositions (in thousands, except percentage data):

	Year-to-Date 2020 Dispositions			Full Year 2019 Dispositions
Type	Sales Price	In-Place Yield*	Percent Leased**	Sales Price	In-Place Yield*	Percent Leased**
Industrial	$45,900	5.8%	100.0%	$425,767	5.6%	91.4%

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

Development

We expect to generate future earnings from Rental Operations as development properties are placed in service and leased. Development activities, and our ability to lease those developments, are viewed by management as key indicators of future earnings growth and provide useful information to investors for the same reasons. At September 30, 2020, we had 7.0 million square feet of property under development with total estimated costs upon completion of $907.7 million compared to 7.2 million square feet with total estimated costs upon completion of $933.8 million at September 30, 2019. The square footage and estimated costs include both consolidated properties and unconsolidated joint venture development activity at 100%.
The following table summarizes our properties under development at September 30, 2020 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	6,621	61%	$886,621	$575,579	$311,042
Unconsolidated joint venture properties	358	100%	21,037	18,937	2,100
Total	6,979	63%	$907,658	$594,516	$313,142

Results of Operations
A summary of our operating results and property statistics is as follows (in thousands, except number of properties and per share or Common Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Rental and related revenue from continuing operations	$235,391	$215,374	$680,520	$638,446
General contractor and service fee revenue	26,637	25,955	46,388	104,838
Operating income	91,638	248,402	227,456	409,844
General Partner
Net income attributable to common shareholders	$71,823	$226,566	$131,099	$342,170
Weighted average common shares outstanding	371,082	362,416	369,375	360,424
Weighted average common shares and potential dilutive securities	374,834	367,271	373,091	365,343
Partnership
Net income attributable to common unitholders	$72,461	$228,534	$132,263	$345,141
Weighted average Common Units outstanding	374,412	365,558	372,671	363,542
Weighted average Common Units and potential dilutive securities	374,834	367,271	373,091	365,343
General Partner and Partnership
Basic income per common share or Common Unit:
Continuing operations	$0.19	$0.62	$0.35	$0.95
Diluted income per common share or Common Unit:
Continuing operations	$0.19	$0.62	$0.35	$0.94
Number of in-service consolidated properties at end of period	478	457	478	457
In-service consolidated square footage at end of period	140,648	135,307	140,648	135,307
Number of in-service unconsolidated joint venture properties at end of period	39	40	39	40
In-service unconsolidated joint venture square footage at end of period	11,109	12,656	11,109	12,656

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
The following table shows a reconciliation of net income attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to common shareholders of the General Partner	$71,823	$226,566	$131,099	$342,170
Add back: Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	638	1,968	1,164	2,971
Net income attributable to common unitholders of the Partnership	72,461	228,534	132,263	345,141
Adjustments:
Depreciation and amortization	88,596	83,924	260,659	242,920
Company share of unconsolidated joint venture depreciation, amortization and other adjustments	2,259	2,858	6,759	7,628
Gains on sale of properties	(11,008)	(173,758)	(20,016)	(204,441)
Gain on land sales	(2,346)	(3,869)	(8,551)	(6,569)
Impairment charges	—	—	5,626	—
Income tax (benefit) expense triggered by sales of real estate assets	(956)	(536)	(1,166)	6,465
Gains on sales of real estate assets - share of unconsolidated joint ventures	(1,095)	(332)	(787)	(4,859)
FFO attributable to common unitholders of the Partnership	$147,911	$136,821	$374,787	$386,285
Additional General Partner Adjustments:
Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	(638)	(1,968)	(1,164)	(2,971)
Noncontrolling interest share of adjustments	(671)	788	(2,144)	(353)
FFO attributable to common shareholders of the General Partner	$146,602	$135,641	$371,479	$382,961

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
Note 11 to the consolidated financial statements included in Part I, Item 1 of this Report shows a calculation of our PNOI for the three and nine months ended September 30, 2020 and 2019 and provides a reconciliation of PNOI for our Rental Operations segments to income from continuing operations before income taxes.
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
We define our "same-property" population once a year at the beginning of the current calendar year and include buildings that were stabilized (the term "stabilized" means properties that have reached 90% leased or that have been in-service for at least one year since development completion or acquisition) as of January 1 of the prior calendar year. The "same-property" pool is also adjusted to remove properties that were sold subsequent to the beginning of the current calendar year. As such, the "same-property" population for the period ended September 30, 2020 includes all properties that we owned or jointly controlled at January 1, 2020, which had both been owned or jointly controlled and had reached stabilization by January 1, 2019, and have not been sold.
A reconciliation of income from continuing operations before income taxes to SPNOI is presented as follows (in thousands, except percentage data):

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2020	2019	Change	2020	2019	Change
Income from continuing operations before income taxes	$71,520	$227,883		$131,119	$351,221
Share of SPNOI from unconsolidated joint ventures	4,917	4,564		14,236	13,550
PNOI excluded from the "same-property" population	(19,444)	(8,767)		(43,132)	(22,703)
Earnings from Service Operations	(2,033)	(2,315)		(4,810)	(5,423)
Rental Operations revenues and expenses excluded from PNOI	(8,590)	(12,797)		(23,780)	(38,581)
Non-Segment Items	108,318	(61,216)		386,408	137,881
SPNOI	$154,688	$147,352	5.0%	$460,041	$435,945	5.5%
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

We believe that the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average commencement occupancy and average cash rental rate for the properties included in SPNOI for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Number of properties	454	454	454	454
Square feet (in thousands) (1)	127,478	127,478	127,478	127,478
Average commencement occupancy percentage (2)	98.8%	98.2%	98.6%	98.0%
Average rental rate - cash basis (3)	$4.83	$4.69	$7.20	$6.99
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

Comparison of Three Months Ended September 30, 2020 to Three Months Ended September 30, 2019
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations (in thousands):

	Three Months Ended September 30,
	2020	2019
Rental and related revenue:
Industrial	$233,572	$213,819
Non-reportable Rental Operations and non-segment revenues	1,819	1,555
Total rental and related revenue from continuing operations	$235,391	$215,374
The primary reasons for the increase in rental and related revenue from continuing operations were:
•We acquired 11 properties and placed 34 developments in service from January 1, 2019 to September 30, 2020, which provided incremental revenues from continuing operations of $16.2 million during the three months ended September 30, 2020, as compared to the same period in 2019.
•The increase in rental revenue included $5.6 million of higher expense recoveries primarily related to increased recoverable real estate taxes compared to the same period in 2019.
•Increases in rental rates and occupancy within our "same-property" portfolio, as well as the lease up of properties that were placed in service prior to January 1, 2019 but were not in the "same-property" portfolio, also contributed to the increase to rental and related revenue from continuing operations.
•The sale of 30 in-service properties since January 1, 2019, which did not meet the criteria to be classified within discontinued operations, resulted in a decrease of $6.3 million to rental and related revenue from continuing operations in the three months ended September 30, 2020, as compared to the same period in 2019, which partially offset the aforementioned increases to rental and related revenue from continuing operations.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations (in thousands):

	Three Months Ended September 30,
	2020	2019
Rental expenses:
Industrial	$19,795	$18,928
Non-reportable Rental Operations and non-segment expenses	436	230
Total rental expenses from continuing operations	$20,231	$19,158
Real estate taxes:
Industrial	$37,010	$31,503
Non-reportable Rental Operations and non-segment expenses	17	236
Total real estate tax expense from continuing operations	$37,027	$31,739

Overall, rental expenses from continuing operations increased by $1.1 million during the three months ended September 30, 2020, compared to the same period in 2019. The increase to rental expenses was primarily the result of acquisitions and developments placed in service from January 1, 2019 to September 30, 2020, partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.

Overall, real estate tax expense from continuing operations increased by $5.3 million during the three months ended September 30, 2020, compared to the same period in 2019. The increase to real estate tax expense was mainly due to higher real estate tax assessments in certain of our markets and the result of acquisitions and developments placed in service from January 1, 2019 to September 30, 2020. These increases were partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.
Depreciation and Amortization
Depreciation and amortization expense from continuing operations was $88.6 million and $83.9 million for the three months ended September 30, 2020 and 2019, respectively. The increase in depreciation and amortization expense for the three months ended September 30, 2020 was mainly the result of continued growth in our portfolio through development.
Gain on Sale of Properties - Continuing Operations
The $11.0 million recognized as gain on sale of properties in continuing operations for the three months ended September 30, 2020 was primarily the result of the sale of one property that did not meet the criteria for inclusion in discontinued operations.
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
General and administrative expenses were $11.4 million and $13.7 million for the three months ended September 30, 2020 and 2019, respectively. The following table sets forth the factors that led to the decreased general and administrative expenses (in millions):

General and administrative expenses - three months ended September 30, 2019	$13.7
Decrease to overall pool of overhead costs	(0.4)
Impact of increased leasing and development activities (1)	(3.5)
Decreased allocation of costs to Service Operations and Rental Operations	1.6
General and administrative expenses - three months ended September 30, 2020	$11.4
(1) Due to a higher volume of successful leases, non-capitalizable leasing costs increased to $4.1 million during the three months ended September 30, 2020 from $1.1 million during the three months ended September 30, 2019 (these costs are presented separately in the line item "Non-Incremental Costs Related to Successful Leases" on the Consolidated Statements of Operations). Additionally, we capitalized $1.7 million and $5.6 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the three months ended September 30, 2020, compared to capitalizing approximately $900,000 and $5.8 million of such costs, respectively, for the three months ended September 30, 2019. Combined overhead costs capitalized to leasing and development totaled 24.8% and 22.5% of our overall pool of overhead costs for the three months ended September 30, 2020 and 2019, respectively, with the higher percentage being attributable to the increased volume of successful leases during the three months ended September 30, 2020.

Interest Expense
Interest expense from continuing operations was $23.1 million and $22.6 million for the three months ended September 30, 2020 and 2019, respectively. The increase in interest expense from continuing operations for the three months ended September 30, 2020 was primarily due to increased overall borrowings and decreased capitalized interest, partially offset by lower average interest rates.
We capitalized $5.7 million and $6.2 million of interest costs for the three months ended September 30, 2020 and 2019, respectively.

Comparison of Nine Months Ended September 30, 2020 to Nine Months Ended September 30, 2019
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations (in thousands):

	Nine Months Ended September 30,
	2020	2019
Rental and related revenue:
Industrial	$674,996	$633,226
Non-reportable Rental Operations and non-segment revenues	5,524	5,220
Total rental and related revenue from continuing operations	$680,520	$638,446
The following factors contributed to the increase in rental and related revenue from continuing operations:

•We acquired 11 properties and placed 34 developments in service from January 1, 2019 to September 30, 2020, which provided incremental revenues from continuing operations of $41.9 million in the nine months ended September 30, 2020, as compared to the same period in 2019.

•Increased occupancy and rental rates within our "same-property" portfolio, as well as the lease up of properties that were placed in service prior to January 1, 2019 but were not in the "same-property" portfolio, also contributed to the increase to rental and related revenue from continuing operations.
•The increase in rental revenue included $13.0 million of higher expense recoveries primarily related to increased recoverable real estate taxes compared to the same period in 2019.
•The sale of 30 in-service properties, since January 1, 2019, which did not meet the criteria for inclusion within discontinued operations, resulted in a decrease of $22.2 million to rental and related revenue from continuing operations in the nine months ended September 30, 2020, as compared to the same period in 2019, which partially offset the aforementioned increases to rental and related revenue from continuing operations.
•The increase in rental revenue was also partially offset by a $4.0 million increase in collectability reserves for contractual and straight-line receivables, primarily as a result of current economic conditions caused by the COVID-19 pandemic during the nine months ended September 30, 2020.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations (in thousands):

	Nine Months Ended September 30,
	2020	2019
Rental expenses:
Industrial	$55,333	$56,339
Non-reportable Rental Operations and non-segment expenses	1,298	1,084
Total rental expenses from continuing operations	$56,631	$57,423
Real estate taxes:
Industrial	$109,877	$96,031
Non-reportable Rental Operations and non-segment expenses	640	525
Total real estate tax expense from continuing operations	$110,517	$96,556
Overall, real estate tax expense from continuing operations increased by $14.0 million in the nine months ended September 30, 2020, compared to the same period in 2019. The increase to real estate tax expense was mainly the result of acquisitions and developments placed in service from January 1, 2019 to September 30, 2020 and increased tax assessments in certain of our markets. These increases were partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.
Service Operations
The following table sets forth the components of the Service Operations reportable segment for the nine months ended September 30, 2020 and 2019, respectively (in thousands):

	Nine Months Ended September 30,
	2020	2019
Service Operations:
General contractor and service fee revenue	$46,388	$104,838
General contractor and other services expenses	41,578	99,415
Net earnings from Service Operations	$4,810	$5,423
General contractor and service fee revenues, and general contractor and other services expenses, decreased during the nine months ended September 30, 2020 as the result of lower third-party construction activity as we continue to focus our resources on wholly-owned development projects.

Depreciation and Amortization
Depreciation and amortization expense was $260.7 million and $242.9 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in depreciation and amortization expense for the nine months ended September 30, 2020 was mainly the result of continued growth in our portfolio through development.
Gain on Sale of Properties - Continuing Operations
The $19.9 million recognized as gain on sale of properties in continuing operations for the nine months ended September 30, 2020 was primarily the result of the sale of two consolidated properties that did not meet the criteria for inclusion in discontinued operations.
The $204.1 million recognized as gain on sale of properties in continuing operations for the nine months ended September 30, 2019 was primarily comprised of the gains from the sale of 27 properties that did not meet the criteria for inclusion in discontinued operations.

Impairment Charges
We recognized $5.6 million of impairment charges during the first quarter of 2020, related to writing off pre-acquisition costs, primarily non-refundable purchase deposits, for certain planned purchases of undeveloped land that we elected not to pursue due to the uncertain economic outlook at the onset of the COVID-19 pandemic.

We did not recognize any impairment charges during the nine months ended September 30, 2019.
General and Administrative Expense
General and administrative expenses were $46.8 million and $49.1 million for the nine months ended September 30, 2020 and 2019, respectively. The following table sets forth the factors that led to the decreased general and administrative expenses (in millions):

General and administrative expenses - nine months ended September 30, 2019	$49.1
Decrease to overall pool of overhead costs	(0.5)
Overhead restructuring charges (1)	2.1
Impact of increased leasing and development activities (2)	(10.7)
Decreased allocation of costs to Service Operations and Rental Operations (3)	6.8
General and administrative expenses - nine months ended September 30, 2020	$46.8
(1) We recognized approximately $2.1 million of overhead restructuring charges, primarily related to benefits provided to certain associates that terminated employment as part of a voluntary retirement package offered to certain eligible employees during the nine months ended September 30, 2020.
(2) Due to the timing of incurring costs attributable to successful leases, non-capitalizable leasing costs increased to $10.6 million during the nine months ended September 30, 2020 from $6.7 million during the nine months ended September 30, 2019 (these costs are presented separately in the line item "Non-Incremental Costs Related to Successful Leases" on the Consolidated Statements of Operations). Additionally, we capitalized $3.9 million and $23.8 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the nine months ended September 30, 2020, compared to capitalizing $4.1 million and $16.8 million of such costs, respectively, for the nine months ended September 30, 2019. Combined overhead costs capitalized to leasing and development totaled 27.4% and 20.6% of our overall pool of overhead costs for the nine months ended September 30, 2020 and 2019, respectively, with the higher percentage being attributable to increased development volume for the nine months ended September 30, 2020.
(3) The decrease in allocation of costs to Service Operations and Rental Operations resulted from a lower volume of third-party construction projects during the nine months ended September 30, 2020.

Interest Expense
Interest expense allocable to continuing operations was $69.4 million and $68.2 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in interest expense from continuing operations for the nine months ended September 30, 2020 was primarily due to increased overall borrowings, partially offset by lower average interest rates.
We capitalized $19.4 million and $19.1 million of interest costs during the nine months ended September 30, 2020 and 2019, respectively.
Debt Extinguishment
During the nine months ended September 30, 2020, we redeemed $300.0 million of unsecured notes with a stated interest rate of 4.38% and repurchased and canceled $216.3 million of unsecured notes with a stated interest rate of 3.88% pursuant to a tender offer completed by the Partnership. In connection with redemption and repurchase of these unsecured notes, we recognized a total loss of $32.9 million including the redemption/repayment premium and write-off of the deferred financing costs.
We did not redeem or repurchase any unsecured notes during the nine months ended September 30, 2019.

Liquidity and Capital Resources

Sources of Liquidity
We expect to meet our short-term liquidity requirements over the next 12 months, which include payments of dividends and distributions, completion of development projects that are currently under construction and capital expenditures needed to maintain our current real estate assets, through working capital, net cash provided by operating activities and short term borrowings on the Partnership's unsecured line of credit. We had $6.7 million of cash on hand and $47.0 million outstanding borrowings on the Partnership's $1.20 billion unsecured line of credit at September 30, 2020.

In addition to our existing sources of liquidity, we expect to meet long-term liquidity requirements, such as scheduled mortgage and unsecured debt maturities, financing of development activities, acquisitions and other capital improvements, through multiple sources of capital including operating cash flow, proceeds from property dispositions and accessing the public debt and equity markets.

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

The Partnership has issued debt securities pursuant to certain indentures and related supplemental indentures, which also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, at September 30, 2020.

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

At September 30, 2020, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities (including guarantees of the Partnership's debt securities by the General Partner). Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.

The General Partner has an ATM equity program that allows it to issue new common shares at $0.01 par value per share, from time to time, with an aggregate offering price of up to $400.0 million. During the three months ended September 30, 2020, the General Partner issued 1.0 million common shares under its ATM equity program, resulting in net proceeds of $38.5 million after paying total compensation of $390,000 to the applicable sales agents. The General Partner issued a total of 3.0 million common shares under its ATM equity program for the nine months ended September 30, 2020, resulting in net proceeds of $109.4 million after paying total compensation of $1.1 million to the applicable sales agents. Other fees related to these issuances, totaling $334,000, were also paid during the nine months ended September 30, 2020. As of September 30, 2020, the ATM equity program still had $80.0 million worth of new common shares available to issue.

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
Sales of land and properties provided $55.7 million and $379.8 million in net proceeds during the nine months ended September 30, 2020 and 2019, respectively.
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
The following table summarizes our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	Nine Months Ended September 30,
	2020	2019
Second generation tenant improvements	$11,635	$9,837
Second generation leasing costs	14,334	15,478
Building improvements	1,764	6,329
Total second generation capital expenditures	$27,733	$31,644
Development of real estate investments	$469,001	$325,825
Other deferred leasing costs	$29,867	$28,551
The capital expenditures in the table above include the capitalization of internal overhead costs. We capitalized $3.9 million and $4.1 million of overhead costs that are incremental to executing leases, including both first and second generation leases, during the nine months ended September 30, 2020 and 2019, respectively. We capitalized $23.8 million and $16.8 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the nine months ended September 30, 2020 and 2019, respectively. Combined overhead costs capitalized to leasing and development totaled 27.4% and 20.6% of our overall pool of overhead costs for the nine months ended September 30, 2020 and 2019, respectively.

Further discussion of the capitalization of overhead costs can be found herein, in the quarter-to-quarter and year-to-year comparisons of general and administrative expenses of this Item 2 as well as in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report.

In addition to the capitalization of overhead costs, the totals for development of real estate assets in the table above include the capitalization of $19.4 million and $19.1 million of interest costs during the nine months ended September 30, 2020 and 2019, respectively.
Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the product type, the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.

Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Code in order to maintain its REIT status. We paid regular dividends or distributions of $0.235 per common share or Common Unit in the first, second and third quarters of 2020, and the General Partner's board of directors declared dividends or distributions of $0.255 per common share or Common Unit to be paid in the fourth quarter of 2020.
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

Debt Maturities
Debt outstanding at September 30, 2020 had a face value totaling $3.18 billion with a weighted average interest rate of 3.35% and maturities at various dates through 2050. Of this total amount, we had $3.06 billion of unsecured debt, $70.8 million of secured debt and $47.0 million of outstanding borrowings on our unsecured line of credit at September 30, 2020. Scheduled principal amortization, maturities and early repayments of such debt totaled $519.5 million for the nine months ended September 30, 2020.
The following table is a summary of the scheduled future amortization and maturities of our indebtedness at September 30, 2020 (in thousands, except percentage data):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
Remainder of 2020	$1,126	$—	$1,126	5.56%
2021	4,413	9,047	13,460	5.46%
2022	4,646	83,740	88,386	3.99%
2023	4,894	297,000	301,894	3.33%
2024	5,155	300,000	305,155	3.92%
2025	5,102	—	5,102	5.09%
2026	3,238	375,000	378,238	3.38%
2027	1,615	475,000	476,615	3.18%
2028	1,307	500,000	501,307	4.45%
2029	1,359	400,000	401,359	2.88%
2030	1,413	350,000	351,413	1.86%
Thereafter	4,729	347,734	352,463	3.26%
	$38,997	$3,137,521	$3,176,518	3.35%

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

Contractual Obligations

Aside from repayments of long-term debt and the issuances of senior unsecured notes described above, we have entered into a new ground lease agreement (see Note 2). There have been no other material changes in our outstanding commitments since December 31, 2019, as previously discussed in our 2019 Annual Report.

Historical Cash Flows
Cash, cash equivalents and restricted cash were $13.4 million and $250.5 million at September 30, 2020 and 2019, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Nine Months Ended September 30,
	2020	2019
General Partner
Net cash provided by operating activities	$438.9	$404.1
Net cash used for investing activities	$(557.5)	$(243.8)
Net cash provided by financing activities	$10.5	$64.8

Partnership
Net cash provided by operating activities	$438.9	$404.1
Net cash used for investing activities	$(557.5)	$(243.8)
Net cash provided by financing activities	$10.5	$64.8

Operating Activities

Cash flows from operating activities provide the cash necessary to meet our operational requirements and the receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. The increase in net cash provided by operating activities was driven by increasing our asset base through development, financed through equity or low cost debt issuances, and increasing occupancy and rental rates within our existing portfolio.

Investing Activities

Highlights of significant cash sources and uses are as follows:
•During the nine months ended September 30, 2020, we paid cash of $85.5 million and $96.4 million, respectively, for real estate and undeveloped land acquisitions, compared to $146.6 million and $223.5 million, respectively, for real estate and undeveloped land acquisitions in the same period in 2019.
•Real estate development costs were $469.0 million during the nine months ended September 30, 2020, compared to $325.8 million during the same period in 2019.
•Sales of land and properties provided $55.7 million in net proceeds during the nine months ended September 30, 2020, compared to $379.8 million during the same period in 2019.
•During the nine months ended September 30, 2020, we received repayments of $110.0 million on our notes receivable related to the disposition of our medical office portfolio in 2017, compared to $145.0 million of repayments of notes receivable from property sales during the same period in 2019.
•Second generation tenant improvements, leasing costs and building improvements totaled $27.7 million during the nine months ended September 30, 2020 compared to $31.6 million during the same period in 2019.
•For the nine months ended September 30, 2020, we made capital contributions of $6.2 million to unconsolidated joint ventures, compared to $6.0 million during the same period in 2019.

Financing Activities
The following items highlight significant capital transactions:
•During the nine months ended September 30, 2020, the General Partner issued 3.0 million common shares pursuant to its ATM equity program for net proceeds of $109.1 million, compared to 6.6 million common shares for net proceeds of $215.6 million during the same period in 2019.
•During the nine months ended September 30, 2020, the Partnership issued $325.0 million of senior unsecured notes, which bear interest at a stated interest rate of 3.05%, have an effective interest rate of 3.19% and mature on March 1, 2050, for cash proceeds of $316.4 million. The Partnership also issued $350.0 million of senior unsecured notes, which bear interest at a stated interest rate of 1.75%, have an effective interest rate of 1.85% and mature on July 1, 2030, for cash proceeds of $346.8 million. We issued $175.0 million of senior unsecured notes during the nine months ended September 30, 2019.
•During the nine months ended September 30, 2020, the Partnership paid total cash of $547.0 million for the early redemption of $300.0 million of senior unsecured notes that were scheduled to mature in June 2022 and the early repurchase and cancellation of $216.3 million of senior unsecured notes due in October 2022. We did not repurchase or redeem any senior unsecured notes during the nine months ended September 30, 2019.
•During the nine months ended September 30, 2020, a consolidated joint venture of the Partnership obtained a secured loan from a third party financial institution for gross proceeds of $18.4 million. We did not obtain any secured loans during the same period in 2019.
•During the nine months ended September 30, 2019, the Partnership repaid three secured loans for $41.7 million. We did not repay any secured loans during the nine months ended September 30, 2020.
•For nine months ended September 30, 2020, we increased net borrowings on the Partnership's unsecured line of credit by $47.0 million, compared to a $30.0 million decrease in net borrowings for the same period in 2019.
•We paid regular cash dividends totaling $260.4 million and $232.3 million during the nine months ended September 30, 2020 and 2019, respectively.
•Changes in book cash overdrafts are classified as financing activities within our Consolidated Statements of Cash Flows. Book cash overdrafts were $856,000 at September 30, 2020. There were no book overdrafts at September 30, 2019.
•We paid off a special assessment bond for $9.9 million which was reflected within Other Financing Activities on our Consolidated Statements of Cash Flows during nine months ended September 30, 2019. We did not make similar significant repayments during the nine months ended September 30, 2020.

Off Balance Sheet Arrangements - Investments in Unconsolidated Joint Ventures
We analyze our investments in unconsolidated joint ventures to determine if they meet the criteria for classification as a VIE and would require consolidation. We (i) evaluate the sufficiency of the total equity at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group and whether there are limited partners (or similar owning entities) that lack substantive participating or kick out rights and (iii) establish whether or not activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. To the extent that we (i) are the sole entity that has the power to direct the activities of the VIE and (ii) have the obligation or rights to absorb the VIE's losses or receive its benefits, then we would be determined to be the primary beneficiary of the VIE and would consolidate it. At the end of each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary. To the extent that our joint ventures do not qualify as VIEs, we further assess each joint venture partner's substantive participating rights to determine if the venture should be consolidated. There were no unconsolidated joint ventures that met the criteria to be a VIE at September 30, 2020.

We have equity interests in unconsolidated partnerships and limited liability companies that primarily own and operate rental properties and hold land for development. These unconsolidated joint ventures are primarily engaged in the operation and development of industrial real estate properties. These investments provide us with increased market share and tenant and property diversification. The equity method of accounting is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these entities are not included on our balance sheet. Our investments in and advances to unconsolidated joint ventures represented approximately 2% of our total assets at September 30, 2020 and December 31, 2019. Total assets of our unconsolidated joint ventures were $431.7 million and $419.1 million at September 30, 2020 and December 31, 2019, respectively. The combined revenues of our unconsolidated joint ventures totaled $42.9 million and $45.8 million for the nine months ended September 30, 2020 and 2019, respectively.
We have guaranteed the repayment of certain secured and unsecured loans of our unconsolidated joint ventures. The outstanding balances on the guaranteed portion of these loans totaled $66.5 million and $160.1 million at September 30, 2020 and 2019, respectively.

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

	Remainder of 2020	2021	2022	2023	2024	Thereafter	Face Value	Fair Value
Long-Term Debt:
Fixed rate secured debt	$1,126	$13,160	$4,346	$4,594	$4,855	$41,097	$69,178	$77,195
Weighted average interest rate	5.56%	5.58%	5.54%	5.55%	5.56%	4.33%	4.83%
Variable rate secured debt	$—	$300	$300	$300	$300	$400	$1,600	$1,600
Weighted average interest rate	N/A	0.12%	0.12%	0.12%	0.12%	0.12%	0.12%
Fixed rate unsecured debt	$—	$—	$83,740	$250,000	$300,000	$2,425,000	$3,058,740	$3,363,172
Weighted average interest rate	N/A	N/A	3.93%	3.72%	3.90%	3.23%	3.35%
Variable rate unsecured line of credit	$—	$—	$—	$47,000	$—	$—	$47,000	$47,000
Rate at September 30, 2020	N/A	N/A	N/A	1.04%	N/A	N/A	1.04%
The Partnership’s unsecured line of credit is reflected in the table above as maturing in January 2023, based on the ability to exercise the two six-month extension options from its stated maturity date of January 2022 (see Note 7). As the above table incorporates only those exposures that existed at September 30, 2020, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise, our hedging strategies at that time, to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured line of credit will be affected by fluctuations in the LIBOR indices or applicable replacement rates as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.

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

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We are not subject to any material pending legal proceedings other than routine litigation arising in the ordinary course of business. We presently believe that all of the proceedings to which we were subject as of September 30, 2020, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.
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
An outbreak of COVID-19, a respiratory disease caused by a novel corona virus, has spread internationally, including in the United States where we operate. In March 2020, the World Health Organization declared the outbreak to be a pandemic, and the President of the United States declared it a national emergency. Globally, population movement and trade have been restricted to varying degrees. Within the United States, various state and local governmental authorities issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19 near the time of its onset. Since then, many of these measures have been scaled back using various phased re-opening plans but, due to surges in infections in several major geographic areas, some of these re-opening plans have been halted or have not proceeded according to their original schedules. As the country continues to re-open, different segments of the economy have recovered to varying degrees and it is still not possible to estimate the duration of the pandemic or all of its future effects. The general economy, and the economic conditions for our industry, could stall or reverse previous recoveries until a vaccine or cure is discovered or until other public health measures reduce the prevalence of COVID-19 in the United States.
The economic consequences of the COVID-19 pandemic have affected substantially all of our tenant base in various ways and with varying magnitudes. We have executed rent deferral agreements with certain of our tenants to assist them in maintaining viable operations through the pandemic. The total amount of rental payments deferred pursuant to these arrangements is slightly less than 1.0% of annualized gross rental revenues. The substantial majority of these deferral agreements have repayment terms of one year or less, which results in many of the deferred amounts having revised payment dates in late 2020 and into 2021. Some of the tenants with whom we have entered into deferral arrangements may have received government assistance. We cannot predict the continued viability of the tenants with whom we've executed these agreements. There is a risk that they will default and the amounts deferred, along with future amounts due under the leases, will not ultimately be collectible.
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
As the result of leasing up a portion of our speculative properties under construction, we resumed speculative development activity and started two new speculative projects during the third quarter of 2020. However, our ability to lease up these properties and to pursue more development opportunities will depend on future events, including the duration and severity of the pandemic, the potential for additional travel restrictions or shelter in place orders, additional governmental actions that may be taken and numerous other uncertainties which we cannot predict at this time.
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
On January 29, 2020, the General Partner's board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $300.0 million of the General Partner's common shares, $750.0 million of the Partnership's debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairman of the finance committee of the board of directors of planned repurchases within these limits. We did not repurchase any equity securities through the Repurchase Program during the three months ended September 30, 2020.

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
By: DUKE REALTY CORPORATION, its general partner

/s/ James B. Connor
James B. Connor
Chairman and Chief Executive Officer of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner

Date:	October 29, 2020