Form 10-K
period 2020-12-31
DUKE REALTY CORP; DUKE REALTY Ltd PARTNERSHIP/
filed 2021-02-19
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Duke Realty Corporation	Yes	☒	No	☐	Duke Realty Limited Partnership	Yes	☒	No	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Realty Corporation	Yes	☐	No	☒	Duke Realty Limited Partnership	Yes	☐	No	☒
The aggregate market value of the voting shares of Duke Realty Corporation's outstanding common shares held by non-affiliates of Duke Realty Corporation is $13.19 billion based on the last reported sale price on June 30, 2020.
The number of common shares of Duke Realty Corporation, $0.01 par value outstanding as of February 17, 2021 was 373,765,851.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of Duke Realty Corporation's Definitive Proxy Statement for its 2021 Annual Meeting of Shareholders (the "2021 Proxy Statement") to be filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the 2021 Proxy Statement specifically incorporated by reference pursuant to Items 10 through 14 of Part III hereof, no other portions of the 2021 Proxy Statement shall be deemed so incorporated.

EXPLANATORY NOTE
This report (the "Report") combines the annual reports on Form 10-K for the year ended December 31, 2020 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries; and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning 99.1% of the common partnership interests of the Partnership ("General Partner Units") as of December 31, 2020. The remaining 0.9% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership.
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
•Changes to U.S. laws, regulations, rules and policies, including changes that may be forthcoming as a result of the change in administration in the U.S.;
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
Although we presently believe that the plans, expectations and anticipated results expressed in or suggested by the forward-looking statements contained in or incorporated by reference into this Report are reasonable, all forward-

looking statements are inherently subjective, uncertain and subject to change, as they involve substantial risks and uncertainties, including those beyond our control. New factors emerge from time to time, and it is not possible for us to predict the nature, or assess the potential impact, of each new factor on our business. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any of our forward-looking statements for events or circumstances that arise after the statement is made, except as otherwise may be required by law.
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
The Partnership was formed in October 1993, when the General Partner contributed all of its properties and related assets and liabilities, together with the net proceeds from an offering of additional shares of its common stock, to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest whose operations began in 1972. The General Partner is the sole general partner of the Partnership, owning 99.1% of the Common Units at December 31, 2020. The remaining 0.9% of the Common Units are owned by limited partners. Limited partners have the right to redeem their Limited Partner Units, subject to certain restrictions. Pursuant to the Fifth Amended and Restated Agreement of Limited Partnership, as amended (the "Partnership Agreement"), the General Partner is obligated to redeem the Limited Partner Units in shares of its common stock, unless it determines in its reasonable discretion that the issuance of shares of its common stock could cause it to fail to qualify as a REIT. Each Limited Partner Unit shall be redeemed for one share of the General Partner's common stock, or, in the event that the issuance of shares could cause the General Partner to fail to qualify as a REIT, cash equal to the fair market value of one share of the General Partner's common stock at the time of redemption, in each case, subject to certain adjustments described in the Partnership Agreement. The Limited Partner Units are not required, per the terms of the Partnership Agreement, to be redeemed in registered shares of the General Partner.
At December 31, 2020, we owned or jointly controlled 537 primarily industrial properties which encompassed 159.6 million rentable square feet (including 40 unconsolidated joint venture in-service properties with 11.5 million square feet, 16 consolidated properties under development with 6.9 million square feet and one unconsolidated joint venture property under development with 517,000 square feet). Our properties are leased by a diverse base of more than 800 tenants whose businesses include e-commerce, manufacturing, retailing, wholesale trade, and distribution. We have one tenant, to whom we both lease a significant amount of space and also provide general contractor and construction management services, from whom we derived greater than 10.0% of our total revenues. We also owned, including through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), 1,000 acres of land and controlled an additional 800 acres through purchase options.
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
• 50% of the Independent Directors are female or people of color and the General Partner's compensation and human capital committee is chaired by a female

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
Human Capital
We had approximately 350 employees at December 31, 2020 and our average associate tenure was 12.7 years. Our compensation and human capital committee, a board committee, reviews associate turnover and diversity, as well as associate development and engagement programs. We also routinely conduct associate engagement surveys and have received numerous awards for being a great place to work. While attracting, developing and retaining our talent, we are dedicated to fair compensation, fostering an inclusive and diverse culture and a dynamic and balanced work environment, which provides associates with opportunities to perform well and derive satisfaction from their work. The compensation structures of many of our senior employees are directly tied to metrics or other objectives that support our corporate strategy.

We require ethical conduct by our employees and all employees are required to complete annual Code of Business Ethics training sessions, and associates and directors must sign off on our Code of Business Ethics every year.

See more information regarding employee benefits and company programs under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Overview - Environmental, Social and Governance Strategy".

Additional Information
For additional information regarding our investments and operations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data." For additional information about our business segments, see Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - (10) Segment Reporting."
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
Risks Related to the COVID-19 Pandemic
The full effects of the COVID-19 pandemic are highly uncertain and cannot be predicted.
An outbreak of COVID-19, a respiratory disease caused by a novel corona virus, has spread internationally, including in the United States where we operate. In March 2020, the World Health Organization declared the outbreak to be a pandemic, and the President of the United States declared it a national emergency. Globally, population movement and trade have been restricted to varying degrees. Within the United States, since the time of its onset, various state and local governmental authorities have enacted measures, to varying degrees, aimed at minimizing the spread of COVID-19. Although there are vaccines that have been approved and are in the early stages of distribution, it cannot be predicted how long it will take before a sufficient percentage of the United States' population is vaccinated to return to normal conditions. Additionally, new and potentially more contagious variants of COVID-19 have been identified, which could further amplify the impact of the pandemic. In general, there is much uncertainty regarding the COVID-19 pandemic and it may result in prolonged recessionary conditions that could have a further detrimental impact on our tenant base, our ability to lease vacant space and our ability to grow through development and acquisition.

A prolonged COVID-19 outbreak could negatively impact our operations and financial condition.

Should the major public health issues caused by the COVID-19 outbreak persist for an extended period of time, we could be adversely affected by actions limiting trade and population movement, the movement of goods through the supply chain, and other impacts to the general economy, discretionary spending, business and consumer demand that may diminish the demand and rents for our properties. To date, only an insignificant portion of our tenant base has declared bankruptcy as the result of the COVID-19 pandemic. In the event of the default or insolvency of a significant number of our tenants, we may experience a substantial loss of rental revenue and/or delays in collecting rent and incur substantial costs in enforcing our rights as landlord. If a tenant files for bankruptcy protection, a court could allow the tenant to reject and terminate its lease with us.

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

The COVID-19 outbreak has also adversely impacted financial institutions which could, in future periods, negatively impact their willingness to extend credit or result in adverse changes to the terms at which credit is extended. The United States Federal Government has taken certain measures to support continued liquidity and availability of capital, but there is no guarantee that these measures will continue to be successful. These potential risks could negatively impact our future ability to access capital, which would negatively impact our liquidity and our ability to execute our strategic plans.

The ability of our employees to work may be adversely impacted by COVID-19.

Our workforce, including key employees, could be adversely impacted by the outbreak in future periods. Currently, most of our employees are working remotely and some are working on-site. The impacts of the outbreak could, among other things, negatively affect (i) the operation of our properties, (ii) the timeliness of our strategic decision making, (iii) the operation of an effective cyber security function, (iv) the operation of our key information systems, (v) our ability to make timely filings with the SEC and (vi) our ability to maintain an effective control environment.
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
We have, and may continue to develop properties in, or contribute properties to, joint ventures with other persons or entities when circumstances warrant the use of these structures. Our participation in joint ventures is subject to the risks that:

•We could become engaged in a dispute, or have conflicts of interests, with any of our joint venture partners that might affect our ability to develop or operate a property; and
•Our joint venture partners may have different objectives than we have regarding the appropriate timing and terms of any sale or refinancing of properties.
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
Our business is subject to the risks incident to the ownership and operation of commercial real estate, many of which involve circumstances not within our control. Such risks include the following:
•Changes in the general economic climate;
•The availability of capital on favorable terms, or at all;
•Increases in interest rates;
•Local conditions such as oversupply of property or a reduction in demand;
•Competition for tenants;
•Changes in market rental rates;
•Delay or inability to collect rent from tenants who are bankrupt, insolvent or otherwise unwilling or unable to pay;
•Difficulty in leasing or re-leasing space quickly or on favorable terms;
•Costs associated with periodically renovating, repairing and reletting rental space;
•Our ability to provide adequate maintenance and insurance on our properties;
•Our ability to control variable operating costs;
•Changes in government regulations; and
•Potential liability under, and changes in, environmental, zoning, tax and other laws.
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
We continue to selectively develop new properties for rental operations in our existing markets when accretive returns are present. These development activities generally require various government and other approvals, which we may not receive. In addition, we also are subject to the following risks associated with development activities:
•Unsuccessful development opportunities could result in direct expenses to us;
•Construction costs could increase as the result of trade disputes and tariffs on goods imported in the United States;
•Construction costs of a project may exceed original estimates, possibly making the project less profitable than originally estimated, or possibly unprofitable;
•Time required to complete the construction of a project or to lease up the completed project may be greater than originally anticipated, thereby adversely affecting our cash flow and liquidity;
•Occupancy rates and rents of a completed project may not be sufficient to make the project profitable; and
•Favorable sources to fund our development activities may not be available.
We may be unsuccessful in operating completed real estate projects.
We face the risk that the real estate projects we develop or acquire will not perform in accordance with our expectations. This risk exists because of factors such as the following:
•Prices paid for acquired facilities are based upon a series of market judgments; and
•Costs of any improvements required to bring an acquired facility up to standards to establish the market position intended for that facility might exceed budgeted costs.
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
From time to time, we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations and cash flow. Unknown liabilities with respect to acquired properties might include:

•liabilities for clean-up of undisclosed environmental contamination;
•claims by tenants, vendors or other persons against the former owners of the properties;
•liabilities incurred in the ordinary course of business; and
•claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.
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
The General Partner intends to continue to operate so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Qualification as a REIT provides significant tax advantages to the General Partner. However, in order for the General Partner to continue to qualify as a REIT, it must satisfy numerous requirements established under highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. Satisfaction of these requirements also depends on various factual circumstances not entirely within our control. The fact that the General Partner holds its assets through the Partnership further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize the General Partner's REIT status. Although we believe that the General Partner can continue to operate so as to qualify as a REIT, we cannot offer any assurance that it will continue to do so or that legislation, new regulations, administrative interpretations or court decisions will not significantly change the qualification requirements or the federal income tax consequences of qualification. If the General Partner were to fail to qualify as a REIT in any taxable year, it would have the following effects:
•The General Partner would not be allowed a deduction for dividends distributed to shareholders and would be subject to federal corporate income tax (and any applicable state and local income taxes) on its taxable income at regular corporate income tax rates;
•Unless the General Partner was entitled to relief under certain statutory provisions, it would be disqualified from treatment as a REIT for the four taxable years following the year during which it ceased to qualify as a REIT;
•The General Partner's net earnings available for investment or distribution to its shareholders would decrease due to the additional tax liability for the year or years involved; and
•The General Partner would no longer be required to make any distributions to shareholders in order to qualify as a REIT.
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

General Risk Factors
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
Supermajority Voting Provisions. The General Partner's charter prohibits business combinations or significant disposition transactions with a holder of 10% of its shares unless:
•The holders of 80% of the General Partner's outstanding shares of capital stock approve the transaction;
•The transaction has been approved by three-fourths of those directors who served on the General Partner's board before the shareholder became a 10% owner; or
•The significant shareholder complies with the "fair price" provisions of the General Partner's charter.
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
Operating Partnership Provisions. The limited partnership agreement of the Partnership contains provisions that could discourage change-of-control transactions, including a requirement that holders of at least 90% of the outstanding Common Units approve:
•Any voluntary sale, exchange, merger, consolidation or other disposition of all or substantially all of the assets of the Partnership in one or more transactions other than a disposition occurring upon a financing or refinancing of the Partnership;

•The General Partner's merger, consolidation or other business combination with another entity unless after the transaction substantially all of the assets of the surviving entity are contributed to the Partnership in exchange for Common Units;
•The General Partner's assignment of its interests in the Partnership other than to one of its wholly owned subsidiaries; and
•Any reclassification or recapitalization or change of outstanding shares of the General Partner's common stock other than certain changes in par value, stock splits, stock dividends or combinations.
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

Item 2.  Properties
Product Review
As of December 31, 2020, we own interests in 537 primarily industrial properties encompassing 159.6 million net rentable square feet (including 40 unconsolidated joint venture in-service properties with 11.5 million square feet, 16 consolidated properties under development with 6.9 million square feet and one unconsolidated joint venture property under development with 517,000 square feet).
Industrial Properties: We own interests in 534 industrial properties encompassing 159.4 million square feet (99.9% of our total square feet). These properties are primarily logistics facilities with clear ceiling heights of 28 feet or more.
Non-reportable: We own interests in three buildings, which are not industrial properties and are not presented within our reportable segments, totaling 211,000 square feet (0.1% of our total square feet).
See Consolidated Financial Statement Schedule III - Real Estate Properties and Accumulated Depreciation for a detailed listing of the Company’s properties and related encumbrances.
Land: We own, including through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), 1,000 acres of land and control an additional 800 acres through purchase options. Over 500 acres of the 600 acres of land that we directly own, are intended to be used for the development of industrial properties and can support over 7.3 million square feet of industrial developments. All of our approximately 400 acres of land held by unconsolidated joint ventures, are also intended to be used for the development of industrial properties. We directly own approximately 100 acres of land that we do not consider strategic and that will be sold to the extent that market conditions permit us to achieve what we believe to be acceptable sale prices.
Property Descriptions
The following tables represent the geographic highlights of consolidated and unconsolidated joint venture in-service properties in our primary markets.

Consolidated Properties

	Square Feet				Annual Net Effective Rent (1)	Annual Net Effective Rent per Square Foot (2)	Percent of Annual Net Effective Rent
	Industrial	Non-Reportable	Overall	Percent of Overall
Primary Market
Southern California	12,555,202	—	12,555,202	8.9%	$81,524,024	$6.49	11.2%
New Jersey	7,361,852	—	7,361,852	5.2%	72,296,547	9.82	9.9%
South Florida	8,525,928	—	8,525,928	6.1%	66,587,602	7.90	9.1%
Chicago	15,065,460	—	15,065,460	10.7%	64,280,294	4.46	8.8%
Atlanta	12,380,606	—	12,380,606	8.8%	49,290,819	4.06	6.8%
Dallas	10,732,386	—	10,732,386	7.6%	41,813,080	3.90	5.7%
Cincinnati	9,114,047	91,843	9,205,890	6.6%	32,381,691	3.80	4.5%
Indianapolis	9,107,683	—	9,107,683	6.5%	32,262,732	3.60	4.4%
Houston	6,801,911	—	6,801,911	4.8%	32,229,309	5.20	4.4%
Savannah	7,329,816	—	7,329,816	5.2%	31,559,814	4.31	4.3%
Pennsylvania	5,270,424	—	5,270,424	3.7%	29,502,428	5.60	4.1%
Minneapolis-St. Paul	5,143,303	—	5,143,303	3.7%	26,326,139	5.42	3.6%
Central Florida	4,332,233	—	4,332,233	3.1%	22,555,651	5.43	3.1%
DC-Baltimore	3,282,696	—	3,282,696	2.3%	22,463,762	6.90	3.1%
St. Louis	5,181,945	—	5,181,945	3.7%	22,120,057	4.27	3.0%
Seattle	3,519,794	—	3,519,794	2.5%	22,109,078	7.31	3.0%
Nashville	3,645,368	—	3,645,368	2.6%	20,635,215	5.78	2.8%
Columbus	5,319,877	—	5,319,877	3.8%	19,953,489	3.75	2.8%
Raleigh	3,147,350	—	3,147,350	2.2%	19,868,866	6.33	2.7%
Northern California	2,693,432	—	2,693,432	1.9%	16,081,354	6.50	2.2%
Other (3)	—	119,030	119,030	0.1%	3,487,188	29.30	0.5%
Total	140,511,313	210,873	140,722,186	100.0%	$729,329,139	$5.32	100.0%
Percent of Overall	99.9%	0.1%	100.0%
Annual Net Effective Rent per Square Foot (2)	$5.30	$22.31	$5.32

Unconsolidated Joint Venture Properties

	Square Feet		Annual Net Effective Rent (1)	Annual Net Effective Rent per Square Foot (2)	Percent of Annual Net Effective Rent
	Industrial	Percent of Overall
Primary Market
Dallas	6,047,818	52.8%	$27,614,035	$4.68	56.5%
Indianapolis	4,850,430	42.3%	18,963,269	3.91	38.8%
Columbus	357,504	3.1%	1,419,394	3.97	2.9%
Cincinnati	57,886	0.5%	398,667	6.89	0.8%
Other (3)	152,944	1.3%	472,951	3.09	1.0%
Total	11,466,582	100.0%	$48,868,316	$4.32	100.0%
Percent of Overall	100.0%
Annual Net Effective Rent per Square Foot (2)	$4.32

	Percent Leased
	Consolidated Properties			Unconsolidated Properties
	Industrial	Non-Reportable	Overall	Industrial	Overall
Primary Market
Southern California	100.0%	—	100.0%	—	—
New Jersey	100.0%	—	100.0%	—	—
South Florida	98.8%	—	98.8%	—	—
Chicago	95.6%	—	95.6%	—	—
Atlanta	98.0%	—	98.0%	—	—
Dallas	100.0%	—	100.0%	97.5%	97.5%
Cincinnati	92.6%	92.8%	92.6%	100.0%	100.0%
Indianapolis	98.5%	—	98.5%	100.0%	100.0%
Houston	91.1%	—	91.1%	—	—
Savannah	100.0%	—	100.0%	—	—
Pennsylvania	100.0%	—	100.0%	—	—
Minneapolis-St. Paul	94.4%	—	94.4%	—	—
Central Florida	95.9%	—	95.9%	—	—
DC-Baltimore	99.2%	—	99.2%	—	—
St. Louis	100.0%	—	100.0%	—	—
Seattle	85.9%	—	85.9%	—	—
Nashville	97.9%	—	97.9%	—	—
Columbus	100.0%	—	100.0%	100.0%	100.0%
Raleigh	99.7%	—	99.7%	—	—
Northern California	91.9%	—	91.9%	—	—
Other (3)	—	100.0%	100.0%	100.0%	100.0%
Total	97.4%	96.8%	97.4%	98.7%	98.7%
(1)Represents the average annual base rental payments, on a straight-line basis for the term of each lease, from space leased to tenants as of December 31, 2020, excluding amounts paid by tenants as reimbursement for operating expenses. Unconsolidated joint venture properties are shown at 100% of square feet and net effective rents, without regard to our ownership percentage.
(2)Annual net effective rent per leased square foot.
(3)Represents properties not located in our primary markets.

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

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders
The General Partner's common stock is listed for trading on the NYSE under the symbol "DRE." There is no established trading market for the Partnership's Common Units. As of February 17, 2021, there were 4,656 record holders of the General Partner's common stock and 79 record holders of the Partnership's Common Units.

Stock Performance Graph
The following line graph compares the change in the General Partner's cumulative total shareholders' return on shares of its common stock to the cumulative total return of the Standard and Poor's 500 Stock Index ("S&P 500") and the FTSE NAREIT Equity REITs Index ("NAREIT Index") from December 31, 2015 to December 31, 2020. The graph assumes an initial investment of $100 in the common stock of the General Partner and each of the indices on December 31, 2015, and the reinvestment of all dividends. The performance graph is not necessarily indicative of future performance.

This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by the company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Tax Characterization of Dividends
A summary of the tax characterization of the dividends paid per common share of the General Partner for the years ended December 31, 2020, 2019 and 2018 follows:

	2020	2019	2018
Total dividends paid per share	$0.96	$0.88	$0.815
Ordinary income	74.6%	80.7%	78.4%
Capital gains	25.4%	19.3%	21.6%
	100.0%	100.0%	100.0%
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Uses of Liquidity - Dividend and Distribution Requirements", below, for more information on our dividend policy.
Sales of Unregistered Securities
The General Partner did not sell any of its securities during the year ended December 31, 2020 that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
From time to time, we may repurchase our securities under a repurchase program that initially was approved by the General Partner's board of directors and publicly announced in October 2001 (the "Repurchase Program").

During 2020 we did not repurchase any equity securities under the Repurchase Program.

On January 27, 2021 the General Partner's board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $300.0 million of the General Partner's common shares, $750.0 million of the Partnership's debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairperson of the finance committee of the board of directors of planned repurchases within these limits.

Item 6.  Selected Financial Data

None.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements included in Item 15. Exhibits and Financial Statement Schedules of this report and the matters described under Item 1A. Risk Factors.
A discussion regarding our financial condition and results of operations for 2020 compared to 2019 is under the Results of Operations section below. Our financial condition for 2018 and results of operations for 2019 compared to 2018 can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by this reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 25, 2020, and is available on the SEC’s website at www.sec.gov and the Investor Relations section of our website at www.dukerealty.com.
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
Our business operations primarily consist of two reportable operating segments: rental operations of industrial properties and service operations. Rental operations of industrial properties represent the ownership and development of industrial properties and is the primary component of our revenues and earnings. Service operations generate additional revenues from providing various real estate services primarily relating to development, construction management and property management services to customers, unconsolidated joint ventures and third-party owners.
Our overall strategy is to increase our investment in quality industrial properties primarily through development, on both a speculative and build-to-suit basis, supplemented with acquisitions in the markets we believe have the highest growth potential.
At December 31, 2020, we:
•Owned or jointly controlled 537 primarily industrial properties, of which 520 properties with 152.2 million square feet were in service and 17 properties with 7.4 million square feet were under development. The 520 in-service properties were comprised of 480 consolidated properties with 140.7 million square feet and 40 unconsolidated joint venture properties with 11.5 million square feet. The 17 properties under development consisted of 16 consolidated properties with 6.9 million square feet and one unconsolidated joint venture property with 517,000 square feet.
•Owned directly, or through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), approximately 1,000 acres of land and controlled approximately 800 acres through purchase options.

Nationwide demand for industrial properties continues to be strong in the current economic environment as the COVID-19 pandemic has accelerated both consumer acceptance of e-commerce and the requirements of many retailers to increase inventory levels. Our operational focus is to maintain occupancy at high levels and to focus on rental rate growth. The occupancy of our consolidated industrial portfolio increased to 97.4% at December 31, 2020 as compared to 96.6% at December 31, 2019. Our annual net effective rents for both renewals and new second generation leases, on a combined basis, for consolidated properties grew 28.2% in 2020 compared to 2019. In the current environment of rising rental rates for industrial properties in many of the markets in which we operate, we believe there is potential for continued future rental rate growth to the extent we are able to renew or backfill expiring leases and maintain high levels of occupancy.
Operational Strategy
Our operational focus is to drive profitability by maximizing cash from operations as well as NAREIT FFO through (i) maintaining property occupancy, increasing rental rates and prioritizing timely collection of monthly rental payments, while also keeping lease-related capital costs contained, by effectively managing our portfolio of existing properties; (ii) selectively developing new build-to-suit, substantially pre-leased and, in select markets, speculative development projects; and (iii) providing a full line of real estate services to our tenants and to third parties.
Asset Strategy
Our strategic objectives include (i) increasing our investment in quality industrial properties through development, including facilities with sustainable design features that will meet customer needs; (ii) acquiring properties primarily in coastal Tier 1 markets which we believe provide the best potential for future rental growth; and (iii) maintaining an optimal land inventory through selected strategic land acquisitions and new development activity. We are continuing to execute our asset strategy through a disciplined approach by identifying development opportunities, identifying select acquisition targets where the asset quality and pricing meet our objectives and continually evaluating our portfolio for disposition by regularly identifying assets that no longer meet our long-term objectives.
Capital Strategy
Our capital strategy is to maintain a strong balance sheet by actively managing the components of our capital structure in coordination with the execution of our overall operational and asset strategies. We are focused on maintaining our current investment grade ratings from our credit rating agencies. As of December 31, 2020, our senior unsecured notes have been assigned a rating of Baa1 by Moody's Investors Services and BBB+ by Standard & Poor's Ratings Group and we are focused on maintaining such ratings in order to maintain access to liquidity. A securities rating is not a recommendation to buy, sell, or hold securities and is subject to revision or withdrawal at any time by the rating organization.
In support of our capital strategy, we employ an asset disposition program to sell certain real estate assets, which generate proceeds that can be recycled into new property investments that better fit our growth objectives or otherwise manage our capital structure.
We continue to focus on maintaining a balanced and flexible capital structure which includes: (i) extending and sequencing the maturity dates of our outstanding debt obligations; (ii) borrowing primarily at fixed rates; and (iii) issuing common equity as needed to maintain appropriate leverage parameters or support significant strategic developments or acquisitions. With our successes to date and continued focus on maintaining a strong balance sheet, we expect to be in a position to be opportunistic in our investment opportunities.

Environmental, Social and Governance ("ESG") Strategy
We are focused on promoting our growth in a sustainable way, one that succeeds by delivering long-term value for our stakeholders. As part of our vision to continually set the standard for maximizing stakeholder value, we have a long-standing commitment to sustainable practices in environmental, social and corporate governance initiatives. On December 17, 2019, we adopted a Sustainable Development Policy intended to increase the operational efficiency of our buildings and promote sustainable design principles. We are committed to integrating innovative, sustainable building design features in alignment with U.S. Green Building Council’s® Leadership in Energy and Environmental Design (or LEED®), including constructing to LEED® criteria and achieving certification in all new developments where feasible. While we do not control most of the utility usage at our properties, we have been partnering with a third party data management provider since 2018 in order to help monitor and manage the utility usage that we do control. In 2018, we also became a member of GRESB, a leading provider of real estate ESG benchmarking and performance assessments. Since joining, our GRESB score has steadily increased, evidencing our commitment and continued progress. We expect to continue participating in the GRESB benchmarking assessments.

In October 2018, the Sustainability Accounting Standards Board issued the Real Estate Sustainability Accounting Standards. The standards are intended to provide a minimum set of sustainability metrics for disclosure in SEC filings, such as this Form 10-K. We understand the importance of reporting comparable, consistent and financially material sustainability metrics. Below is a chart showing our information for the applicable metrics.

Topic	Accounting Metric	Code	Our Information
Energy Management	Description of how building energy management considerations are integrated into property investment analysis and operational strategy	IF-RE-130a.5	We integrate energy usage reduction measures on all new developments, incorporating LEED certification requirements and applicable aspects of our own sustainability policies/programs. These measures include energy modeling, high efficiency equipment (HVAC and lighting), and climate zone appropriate design factors. We have an ongoing lighting retrofit program, replacing outdated light fixtures with LED high efficiency fixtures. In 2020 we partnered with solar developers to increase the number of buildings in our portfolio with rooftop solar panels.

Water Management	Description of water management risks and discussion of strategies and practices to mitigate those risks	IF-RE-140a.4
We integrate water reduction measures on all new developments and renovation, incorporating LEED certification or applicable aspects of our own sustainability policies/programs. These measures include the use of WaterSense® fixtures for all domestic usage, xeriscaping to minimize or eliminate the need for irrigation, and water usage monitoring, where available and appropriate.

Climate Change Adaptation	Area of properties located in 100-year flood zones, by property subsector	IF-RE-450a.1	10.8 million square feet.

In January 2021, we issued $450.0 million of senior unsecured notes with a stated interest rate of 1.75%, which will mature on February 1, 2031. These notes are our second green bond issuance with the first issuance completed in November 2019. The net proceeds will be used to finance future or refinance recently completed “eligible green projects”. These projects may include green buildings, energy efficiency projects, sustainable water and wastewater management systems, renewable energy projects, clean transportation solutions and pollution prevention and control.

In addition to our environmental initiatives, we are committed to fair compensation, fostering a dynamic and balanced work environment and providing employees with developmental opportunities to perform well and derive satisfaction from their work. We encourage our associates to participate in volunteer and community activities and support those who do participate by providing each associate with two paid community days per year. We also have charitable contribution programs, such as our dollars for doers program (matching dollars for volunteer hours spent) and our matching gifts program (matching dollars for employee donations to charities). In addition, we partner with various charitable organizations, including the American Red Cross since 2017. We maintain a formal and structured diversity, equity and inclusion program. We have increased diversity within our board of directors and 50% of the Independent Directors of the board are female or people of color. We implemented a Vendor Code of Conduct that outlines our expectations and standards for how our vendors operate while doing business on our behalf. Through all of these initiatives and others, we endeavor to make a positive impact on the communities in which we conduct business.

We strive to maintain an effective corporate governance structure and comply with applicable laws, rules, regulations and policies. Further, we publish Corporate Responsibility Reports that formally communicate our commitments and leadership around ESG issues. Please see “Item 1-Corporate Governance” for more information regarding our governance initiatives.

Through all of our environmental, social and governance efforts, we demonstrate that operating and developing commercial real estate can be conducted with a conscious regard for the environment and community, while also benefiting our investors, employees, tenants and the communities in which we operate.

Results of Operations
A summary of our operating results and property statistics for each of the years in the three-year period ended December 31, 2020, is as follows (in thousands, except number of properties and per share or per Common Unit data):

	2020	2019	2018
Rental and related revenue from continuing operations	$929,194	$855,833	$785,319
General contractor and service fee revenue	64,004	117,926	162,551
Operating income	417,846	524,761	460,356
General Partner
Net income attributable to common shareholders	$299,915	$428,972	$383,729
Weighted average common shares outstanding	370,057	362,234	357,569
Weighted average common shares and potential dilutive securities	374,156	367,339	363,297
Partnership
Net income attributable to common unitholders	$302,578	$432,650	$387,257
Weighted average Common Units outstanding	373,360	365,352	360,859
Weighted average Common Units and potential dilutive securities	374,156	367,339	363,297
General Partner and Partnership
Basic income per common share or Common Unit:
Continuing operations	$0.81	$1.18	$1.06
Discontinued operations	$—	$—	$0.01
Diluted income per common share or Common Unit:
Continuing operations	$0.80	$1.18	$1.06
Discontinued operations	$—	$—	$0.01
Number of in-service consolidated properties at end of year	480	459	462
In-service consolidated square footage at end of year	140,722	135,451	133,047
Number of in-service unconsolidated joint venture properties at end of year	40	38	39
In-service unconsolidated joint venture square footage at end of year	11,467	10,976	11,101

Year in Review
The United States economy in 2020 experienced an unprecedented downturn as a result of the COVID-19 pandemic with the gross domestic product declining by 3.5%. The recession was caused by dramatic changes in consumer behavior linked to business shutdowns, travel restrictions, and social distancing during the pandemic. The magnitude of the declines in gross domestic product and employment in the spring was unprecedented. Since then, economic activity and job growth have begun to recover as parts of the economy reopened, bolstered by the initial dissemination of vaccines and government stimulus, but remain well below pre-pandemic levels. The 10-year treasury yield trended down throughout the year fluctuating from 0.5% to 1.9% and ending the year at 0.9%, down from 1.9% at the end of 2019. While the economy has declined overall during 2020, the industrial real estate sector has been one of the most resilient sectors during the pandemic, which has been largely driven by e-commerce demand and additional demand from suppliers to drive up safety stock. We continued to pursue quality industrial assets in coastal Tier 1 markets during 2020. We resumed speculative development projects in the second half of the year and continued to lease up the speculative space. Despite the global crisis, we were able to execute our asset and capital strategies for the year and had a successful 2020.
The following table shows a reconciliation of net income attributable to common shareholders or common unitholders to the calculation of funds from operations ("FFO") attributable to common shareholders or common unitholders for the years ended December 31, 2020, 2019 and 2018, respectively (in thousands):

	2020	2019	2018
Net income attributable to common shareholders of the General Partner	$299,915	$428,972	$383,729
Add back: Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	2,663	3,678	3,528
Net income attributable to common unitholders of the Partnership	302,578	432,650	387,257
Adjustments:
Depreciation and amortization	353,013	327,223	312,217
Company share of unconsolidated joint venture depreciation and amortization	9,265	10,083	9,146
Partnership share of gains on property sales	(127,811)	(235,098)	(208,780)
Gains on land sales	(10,458)	(7,445)	(10,334)
Income tax (benefit) expense not allocable to FFO	(5,112)	8,686	8,828
Impairment charges	5,626	—	—
Gains on sales of real estate assets—share of unconsolidated joint ventures	(822)	(21,239)	(12,094)
Impairment charges - unconsolidated joint venture	—	—	2,214
FFO attributable to common unitholders of the Partnership (1)	$526,279	$514,860	$488,454
Additional General Partner Adjustments:
Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	(2,663)	(3,678)	(3,528)
Noncontrolling interest share of adjustments	(1,979)	(702)	(923)
FFO attributable to common shareholders of the General Partner (1)	$521,637	$510,480	$484,003

(1) FFO is a non-GAAP measure used in the real estate industry and is computed in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). NAREIT FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. NAREIT FFO is calculated as net income attributable to the common shareholders of the General Partner in accordance with GAAP excluding depreciation and amortization related to real estate, gains and losses on sales of real estate assets (including real estate assets incidental to our business), gains and losses from change in control, impairment charges related to real estate assets (including real estate assets incidental to our business) and similar adjustments for unconsolidated partnerships and joint ventures, all net of related taxes.
The most comparable GAAP measure to NAREIT FFO is net income attributable to common shareholders or common unitholders.  Management believes it is a useful indicator of consolidated operating performance, which improves the understanding of operating results of REITs among the investing public, makes comparisons of REIT operating results more meaningful and enables investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT's activity.
Net income attributable to the common shareholders of the General Partner for the year ended December 31, 2020, was $299.9 million, compared to net income of $429.0 million for the year ended December 31, 2019. Net income attributable to the common unitholders of the Partnership for the year ended December 31, 2020, was $302.6 million, compared to net income of $432.7 million for the year ended December 31, 2019. The decrease in net income in 2020 for the General Partner and the Partnership, when compared to 2019, was primarily the result of lower gains on property sales and higher losses on debt extinguishment during 2020.
NAREIT FFO attributable to common shareholders of the General Partner totaled $521.6 million for the year ended December 31, 2020, compared to $510.5 million for 2019. NAREIT FFO attributable to common unitholders of the Partnership totaled $526.3 million for the year ended December 31, 2020, compared to $514.9 million for 2019. The increase to NAREIT FFO from 2019 for the General Partner and the Partnership was primarily driven by improved occupancy, rental rate growth and new developments being placed into service and leased up, partially offset by debt extinguishment costs recognized during 2020.
In accordance with our strategic plan, we continue to increase our investment in high-quality industrial properties, with build-to-suit developments across all of our markets and most of our speculative development focused in the markets we believe have the best long-term growth potential. Additionally, we continued to maintain high occupancy levels through 2020 and quickly lease a significant portion of our speculative development projects. Highlights of our 2020 strategic and operational activities are as follows:
•We generated $336.3 million of total net cash proceeds from the disposition of seven consolidated buildings and 157 acres of wholly owned undeveloped land.
•We acquired ten industrial properties during the year ended December 31, 2020 with a total asset value of $424.9 million.
•We started new development projects with expected total costs of $795.6 million, which included $78.0 million of expected total costs for development projects started within two unconsolidated joint ventures. The development projects started in 2020 were, in aggregate, 62.0% leased at December 31, 2020.
•We placed 18 newly completed consolidated development projects in service, which totaled 6.8 million square feet with total costs of $693.8 million at December 31, 2020. These properties were 93.7% leased at December 31, 2020. Two newly completed projects owned by unconsolidated joint ventures were also placed in service, totaling 491,000 square feet with total costs of $27.6 million (square feet and costs shown at 100%), during 2020. These properties were 100% leased at December 31, 2020.
•The total estimated cost of our properties under construction at December 31, 2020, with costs for unconsolidated properties shown at 100%, totaled $1.10 billion, with $690.1 million of such costs already incurred. The total estimated cost for the one unconsolidated joint venture property under construction at December 31, 2020 was $57.0 million, with $22.6 million of such costs already incurred. The consolidated properties under construction were 64.5% pre-leased, while the unconsolidated joint venture property under construction was 100% pre-leased.
•Income from continuing operations before income taxes was $297.5 million and $440.9 million for the twelve months ended December 31, 2020 and 2019, respectively.
•Same-property net operating income, on a cash basis, as defined hereafter under "Supplemental Performance Measures", increased by 5.0% for the twelve months ended December 31, 2020, as compared to the same period in 2019.
•As the result of leasing up space in speculative developments throughout 2020, the percentage of total square feet leased for our in-service portfolio of consolidated properties increased from 96.6% at December 31, 2019 to 97.4% at December 31, 2020.
•Total leasing activity for our consolidated properties totaled 25.5 million square feet in 2020 compared to 28.7 million square feet in 2019.
•Total leasing activity for our consolidated and unconsolidated joint venture properties in 2020 included 6.1 million and 1.1 million, respectively, square feet of lease renewals (excludes early renewals and short term renewals), which represented 65.6% and 86.8%, respectively, retention rates on a square foot basis. New second generation and renewal leases, on a combined basis, executed for consolidated and unconsolidated joint venture properties during the year resulted in 28.2% and 33.8%, respectively, increases to net effective rents ("net effective rents" is defined hereafter in the "Key Performance Indicators" section) when compared to the previous leases of the same space.
We utilized the capital generated from dispositions during the year to reduce debt and to fund our development activities. Highlights of our key financing activities are as follows:

•During 2020, the General Partner issued 4.6 million common shares under its at the market ("ATM") equity program, generating gross proceeds of $177.1 million and, after deducting commissions and other costs, net proceeds of $175.0 million.
•In February 2020, we issued $325.0 million of senior unsecured notes that bear interest at a stated interest rate of 3.05%, have an effective interest rate of 3.19%, and mature on March 1, 2050. Proceeds from the unsecured notes offering were primarily used to repay the $300.0 million of senior unsecured notes bearing a stated interest rate of 4.38% and with a scheduled maturity of 2022. In connection with the early redemption of these notes, we recognized a loss of $17.8 million consisting of a prepayment premium and the write-off of unamortized deferred financing costs.
•In June 2020, we issued $350.0 million of senior unsecured notes, which bear interest at a stated interest rate of 1.75%, have an effective interest rate of 1.85% and mature on July 1, 2030. Proceeds from the unsecured notes offering were primarily used to repurchase and cancel $216.3 million of 3.88% senior unsecured notes due 2022 pursuant to a tender offer completed by the Partnership in June 2020. In connection with the early cancellation of these notes, we recognized a loss of $15.1 million consisting of a prepayment premium and the write-off of unamortized deferred financing costs.

•During 2020, we repaid one fixed rate secured loan, totaling $9.0 million, which had a stated interest rate of 5.61%.
COVID-19
During 2020, in response to the COVID-19 pandemic, we have made various changes to our operations in order to support the health and safety of our associates and the communities in which we operate. Throughout the pandemic, accelerated e-commerce demand drove strong leasing activity, while the pandemic also negatively impacted a relatively small portion of our tenant base that operate in lines of business, such as event planning, that were most acutely impacted by COVID-19. Through December 31, 2020, we executed deferral agreements with certain customers that allowed for $7.4 million of total scheduled rental payments to be deferred and repaid in future periods. The substantial majority of these agreements were short term in nature and required repayment of the deferred amounts within twelve months of their execution. We have collected all amounts due under such short term rent deferral agreements through the end of 2020. We temporarily paused our acquisition, disposition and development activities at the onset of the pandemic but such activities were resumed at an accelerated pace during the second half of the year.

The pandemic's impact on the overall global economy is continuing and the ultimate impact cannot be predicted at this time. Please see Part I, Item 1A, "Risk Factors" for additional information about the potential impacts the pandemic may have on our business and results of operations.

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
Note 10 to the consolidated financial statements included in Part IV, Item 15 of this Report shows a calculation of our PNOI for the years ended December 31, 2020, 2019 and 2018 and provides a reconciliation of PNOI for our Rental Operations segments to income from continuing operations before income taxes.
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
We define our "same-property" population once a year at the beginning of the current calendar year and include buildings that were stabilized (the term "stabilized" means properties that have reached 90% leased or that have been in-service for at least one year since development completion or acquisition) as of January 1 of the prior calendar year. The "same-property" pool is also adjusted to remove properties that were sold subsequent to the beginning of the current calendar year. As such, the "same-property" population for the period ended December 31, 2020 includes all properties that we owned or jointly controlled at January 1, 2020, which had both been owned or jointly controlled and had reached stabilization by January 1, 2019, and have not been sold.

A reconciliation of income from continuing operations before income taxes to SPNOI is presented as follows (in thousands, except percentage data):

	Three Months Ended December 31,		Percent	Twelve Months Ended December 31,		Percent
	2020	2019	Change	2020	2019	Change
Income from continuing operations before income taxes	$166,418	$89,664		$297,537	$440,885
Share of SPNOI from unconsolidated joint ventures	4,868	4,661		19,107	18,214
PNOI excluded from the "same-property" population	(26,785)	(11,333)		(71,160)	(33,395)
Earnings from Service Operations	(1,218)	(937)		(6,028)	(6,360)
Rental Operations revenues and expenses excluded from PNOI	(14,924)	(11,778)		(44,002)	(57,546)
Non-Segment Items	24,133	77,337		410,541	215,218
SPNOI	$152,492	$147,614	3.3%	$605,995	$577,016	5.0%

The composition of the line items titled "Rental Operations revenues and expenses excluded from PNOI" and "Non-Segment Items" from the table above are shown in greater detail in Note 10 to the consolidated financial statements included in Part IV, Item 15 of this Report.

We believe that the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average commencement occupancy and average cash rental rate for the properties included in SPNOI for the respective periods:

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2020	2019	2020	2019
Number of properties	451	451	451	451
Square feet (in thousands) (1)	125,370	125,370	125,370	125,370
Average commencement occupancy percentage (2)	98.5%	98.3%	98.5%	98.1%
Average rental rate - cash basis (3)	$4.90	$4.75	$4.83	$4.69
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
(3) Represents the average annualized contractual rent per square foot for the three and twelve months ended December 31, 2020 and 2019 for tenants in occupancy in properties in the "same-property" population. Cash rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period, its rent would equal zero for purposes of this metric.

Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the metrics that drive the performance of our Rental Operations, which management uses to operate the business, and that we consider to be critical drivers of future revenues.
Occupancy Analysis
Occupancy is an important metric for management and our investors for understanding our financial performance. Our ability to maintain high occupancy rates is among the principal drivers of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of rental properties at December 31, 2020 and 2019, respectively:

	Total Square Feet (in thousands)		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2020	2019	2020	2019	2020	2019	2020	2019
Industrial	140,511	135,240	99.9%	99.8%	97.4%	96.7%	$5.30	$5.00
Non-reportable Rental Operations	211	211	0.1%	0.2%	96.8%	80.5%	$22.31	$24.29
Total Consolidated	140,722	135,451	100.0%	100.0%	97.4%	96.6%	$5.32	$5.03
Unconsolidated Joint Ventures	11,467	10,976			98.7%	96.3%	$4.32	$4.21
Total Including Unconsolidated Joint Ventures	152,189	146,427			97.5%	96.6%

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

The increase in occupancy at December 31, 2020 within our industrial portfolio, when compared to December 31, 2019, primarily resulted from leasing up recently delivered speculative developments while renewing or backfilling existing leases to maintain the occupancy level within our existing base of properties.
Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, from our in-service rental properties for the year ended December 31, 2020 (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2019	4,540	406	4,946
Vacant space in acquisitions	495	—	495
Vacant space in completed developments	1,138	—	1,138
Vacant space in dispositions	(978)	—	(978)
Expirations	4,360	469	4,829
Early lease terminations	2,610	—	2,610
Property structural changes/other	15	—	15
Leasing of previously vacant space	(8,464)	(725)	(9,189)
Vacant square feet at December 31, 2020	3,716	150	3,866

Total Leasing Activity

Our ability to maintain and improve occupancy and net effective rents primarily depends upon our continuing ability to lease vacant space. The volume and quality of our leasing activity is closely scrutinized by management in operation of the business and provides useful information regarding future performance. The initial leasing of development projects or vacant space in acquired properties is referred to as first generation lease activity. The leasing of such space that we have previously held under lease to a tenant is referred to as second generation lease activity. Second generation lease activity may be in the form of renewals of existing leases or new second generation leases of previously leased space. The total leasing activity for our consolidated and unconsolidated industrial rental properties, expressed in square feet of leases signed, is as follows for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
New Leasing Activity - First Generation	7,917	9,779
New Leasing Activity - Second Generation	4,797	3,639
Renewal Leasing Activity	6,147	10,916
Early Renewal Leasing Activity *	2,671	2,076
Short-Term New Leasing Activity **	1,889	989
Short-Term Renewal Leasing Activity **	2,077	1,317
Non-Reportable Rental Operations Leasing Activity	36	13
Total Consolidated Leasing Activity	25,534	28,729
Unconsolidated Joint Venture Leasing Activity	3,154	2,384
Total Including Unconsolidated Joint Venture Leasing Activity	28,688	31,113
* Early renewals represent renewals executed more than two years in advance of a lease's originally scheduled end date.
** Short-term leases represent leases with a term of less than twelve months.
Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the second generation industrial leases signed for our rental properties, during the years ended December 31, 2020 and 2019:

	Square Feet of Leases (in thousands)		Percent of Expiring Leases Renewed		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Costs per Square Foot
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Consolidated - New Second Generation	4,797	3,639			5.4	7.2	$1.79	$3.45	$2.87	$3.76
Unconsolidated Joint Ventures - New Second Generation	527	233			3.3	6.7	$1.56	$1.28	$1.12	$2.44
Total - New Second Generation	5,324	3,872			5.2	7.2	$1.92	$3.36	$2.73	$3.69
Consolidated - Renewal	6,147	10,916	65.6%	79.1%	4.6	5.1	$0.99	$0.75	$1.50	$1.41
Unconsolidated Joint Ventures - Renewal	1,142	828	86.8%	66.4%	4.7	5.2	$0.93	$0.68	$1.53	$1.91
Total - Renewal	7,289	11,744	69.5%	78.1%	4.6	5.1	$0.98	$0.75	$1.50	$1.45

Growth in average annual net effective rents for new second generation and renewal leases, on a combined basis, for our consolidated and unconsolidated rental properties, is as follows for the years ended December 31, 2020 and 2019:

	2020	2019
Ownership Type
Consolidated properties	28.2%	27.3%
Unconsolidated joint venture properties	33.8%	37.9%
Lease Expirations
The table below reflects our consolidated in-service portfolio lease expiration schedule at December 31, 2020 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Non-Reportable
Year of Expiration	Square Feet	Annual Rental Revenue*	Number of Leases	Square Feet	Annual Rental Revenue*	Square Feet	Annual Rental Revenue*
2021	10,583	$50,470	121	10,575	$50,357	8	$113
2022	17,425	75,881	151	17,408	75,689	17	192
2023	14,482	72,816	155	14,461	72,524	21	292
2024	14,359	73,039	140	14,354	72,977	5	62
2025	16,212	87,976	145	16,210	87,951	2	25
2026	12,920	64,497	87	12,908	64,348	12	149
2027	9,942	49,311	38	9,937	49,254	5	57
2028	8,680	57,668	36	8,561	54,181	119	3,487
2029	8,161	44,689	27	8,161	44,689	—	—
2030	9,971	54,667	38	9,971	54,667	—	—
2031 and Thereafter	14,270	98,314	36	14,255	98,137	15	177
Total Leased	137,005	$729,328	974	136,801	$724,774	204	$4,554

Total Portfolio Square Feet	140,722			140,511		211
Percent Leased	97.4%			97.4%		96.8%
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

We acquired ten buildings during the year ended December 31, 2020 and six buildings during the year ended December 31, 2019. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields of industrial building acquisitions (in thousands, except percentage data):

	2020 Acquisitions			2019 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$410,817	3.3%	80.6%	$217,106	4.1%	88.4%

* Includes fair value of real estate assets and net acquired lease-related intangible assets, including above or below market leases, but excludes assumed debt, if applicable, and other acquired working capital assets and liabilities.
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
Building Dispositions

We regularly work to identify, consider and pursue opportunities to dispose of properties on an opportunistic basis and on a basis that is generally consistent with our strategic plans. Dispositions of properties is a source of capital to fund future investment.
We sold seven consolidated buildings during the year ended December 31, 2020 and 28 consolidated buildings during the year ended December 31, 2019. The following table summarizes the sales prices, in-place yields and percent leased of industrial building dispositions (in thousands, except percentage data):

	2020 Dispositions			2019 Dispositions
Type	Sales Price	In-Place Yield*	Percent Leased**	Sales Price	In-Place Yield*	Percent Leased**
Industrial	$321,800	3.8%	77.5%	$425,767	5.6%	91.4%

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
We had 7.4 million square feet of property under development with total estimated costs upon completion of $1.10 billion at December 31, 2020 compared to 8.9 million square feet with total estimated costs upon completion of $1.06 billion at December 31, 2019. The square footage and estimated costs include both consolidated properties and unconsolidated joint venture development activity at 100%.

The following table summarizes our properties under development at December 31, 2020 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	6,927	64.5%	$1,042,303	$667,441	$374,862
Unconsolidated joint venture properties	517	100%	56,990	22,624	34,366
Total	7,444	67.0%	$1,099,293	$690,065	$409,228
Comparison of Year Ended December 31, 2020 to Year Ended December 31, 2019
Rental and Related Revenue

The following table sets forth rental and related revenue from continuing operations (in thousands):

	2020	2019
Rental and related revenue:
Industrial	$921,612	$848,806
Non-reportable Rental Operations and non-segment revenues	7,582	7,027
Total rental and related revenue from continuing operations	$929,194	$855,833
The primary reasons for the increase in rental and related revenue from continuing operations were:
•We acquired 16 properties and placed 36 wholly owned developments in service from January 1, 2019 to December 31, 2020, which provided incremental revenues from continuing operations of $66.9 million in the year ended December 31, 2020 when compared to 2019.
•Increased occupancy and rental rates within our "same-property" portfolio, as well as the lease up of properties that were placed in service prior to January 1, 2019 but were not in the "same-property" portfolio, also contributed to the increase to rental and related revenue from continuing operations.
•The increase in rental revenue included a $17.3 million increase in expense recoveries primarily related to higher recoverable real estate taxes compared to 2019.
•The sale of 35 in-service properties since January 1, 2019, which did not meet the criteria to be classified within discontinued operations, resulted in a decrease of $23.3 million to rental and related revenue from continuing operations in the year ended December 31, 2020, as compared to 2019, which partially offset the aforementioned increases to rental and related revenue from continuing operations.
•The increase in rental revenue was also partially offset by a $4.0 million increase in collectability reserves for contractual and straight-line receivables, primarily as a result of current economic conditions caused by the COVID-19 pandemic during 2020.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations (in thousands):

	2020	2019
Rental expenses:
Industrial	$75,345	$74,083
Non-reportable Rental Operations and non-segment expenses	1,294	1,501
Total rental expenses from continuing operations	$76,639	$75,584
Real estate taxes:
Industrial	$148,252	$128,887
Non-reportable Rental Operations and non-segment expenses	1,043	633
Total real estate tax expense from continuing operations	$149,295	$129,520

Overall, rental expenses from continuing operations increased by $1.1 million in 2020 compared to 2019. The increase to rental expenses was primarily the result of acquisitions and developments placed in service from January 1, 2019 to December 31, 2020, partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations and decreased recoverable snow removal costs in 2020 compared to 2019.

Overall, real estate tax expense from continuing operations increased by $19.8 million in 2020 compared to 2019. The increase to real estate taxes was mainly the result of acquisitions and developments placed in service from January 1, 2019 to December 31, 2020, which have generally been concentrated in markets with higher tax rates and/or assessed values, and increased tax assessments in certain of our markets. These increases were partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.
Service Operations
The following table sets forth the components of net earnings from the Service Operations reportable segment for the years ended December 31, 2020 and 2019, respectively (in thousands):

	2020	2019
Service Operations:
General contractor and service fee revenue	$64,004	$117,926
General contractor and other services expenses	(57,976)	(111,566)
Net earnings from Service Operations	$6,028	$6,360

Service Operations primarily consist of the development, construction management and general contractor services, leasing, property management and asset management for unconsolidated joint venture properties and properties owned by third parties. Service Operations are heavily influenced by the current state of the economy, as construction and development services rely on the expansion of business operations of third-party property owners and joint venture partners, while leasing and property management fees are dependent upon occupancy.

General contractor and service fee revenue, and general contractor and other service expenses, decreased as the result of lower third party construction volume during 2020.
Depreciation and Amortization
Depreciation and amortization expense from continuing operations was $353.0 million and $327.2 million for the years ended December 31, 2020 and 2019, respectively. The increase in depreciation and amortization expense for the year ended December 31, 2020 was primarily the result of continued growth in our portfolio through development and acquisitions placed in service from January 1, 2019 to December 31, 2020, partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.

Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures represents our ownership share of net income from investments in unconsolidated joint ventures that generally own and operate rental properties. Equity in earnings of unconsolidated joint ventures was $11.9 million and $31.4 million for the years ended December 31, 2020 and 2019, respectively. In 2019, we recorded equity in earnings of $19.4 million related to our share of the gain on sale of five unconsolidated joint venture buildings and equity in earnings of $1.3 million representing our share of gains on involuntary conversion from insurance recoveries related to storm damage in one unconsolidated joint venture.
There were no property sales by unconsolidated joint ventures during 2020.
Gain on Sale of Properties - Continuing Operations
We sold seven properties during 2020 that were classified in continuing operations, recognizing total gains on sale of $127.7 million. These properties did not meet the criteria to be classified within discontinued operations.
We sold 28 properties during 2019 that were classified in continuing operations, recognizing total gains on sale of $234.7 million. These properties did not meet the criteria to be classified within discontinued operations.
Gain on Sale of Land
Gains on sale of land totaled $10.5 million and $7.4 million for the years ended December 31, 2020 and 2019, respectively. We sold 157 acres of undeveloped land in 2020 compared to 110 acres of undeveloped land in 2019.
Impairment Charges
We recognized $5.6 million of impairment charges during the first quarter of 2020, related to writing off pre-acquisition costs, primarily non-refundable purchase deposits, for certain planned purchases of undeveloped land that we elected not to pursue due to the uncertain economic outlook at the onset of the COVID-19 pandemic.
We did not recognize any impairment charges in 2019.
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

General and administrative expenses were $62.4 million and $60.9 million for the years ended December 31, 2020 and 2019, respectively. The following table sets forth the factors that led to the increase in general and administrative expenses from 2019 to 2020 (in millions):

General and administrative expenses - 2019	$60.9
Decrease to overall pool of overhead costs	(3.5)
Overhead restructuring charges (1)	4.5
Impact of increased allocation of costs to leasing and development activities (2)	(4.1)
Decreased allocation of costs to Service Operations and Rental Operations (3)	4.6
General and administrative expenses - 2020	$62.4

(1) We recognized approximately $4.5 million of overhead restructuring charges included within general and administrative expenses. These charges primarily related to benefits provided to certain associates that terminated employment either as part of a voluntary retirement package offered to certain eligible employees during 2020 or in connection with other organizational changes.

(2) We capitalized $6.5 million and $28.8 million of our total overhead costs to leasing and development, respectively, for consolidated properties during 2020, compared to capitalizing $6.8 million and $24.2 million of such costs, respectively, for 2019. Non-capitalizable leasing costs were $12.3 million and $12.4 million for the years ended December 31, 2020 and 2019 (these costs are presented separately in the line item "Non-Incremental Costs Related to Successful Leases" on the Consolidated Statements of Operations). Combined overhead costs capitalized to leasing and development totaled 26.7% and 22.8% of our overall pool of overhead costs for 2020 and 2019, respectively.

(3) The decrease in allocation of costs to Service Operations and Rental Operations resulted from a lower volume of third-party construction projects during 2020.
Interest Expense
Interest expense allocable to continuing operations was $93.4 million and $89.8 million for the years ended December 31, 2020 and 2019, respectively. The increase in interest expense from continuing operations for the year ended December 31, 2020 was largely the result of increased overall borrowings and lower capitalization of interest expense, partially offset by lower average interest rates during 2020 as the result of refinancing certain of our unsecured notes.
We capitalized $24.3 million and $26.5 million of interest costs during 2020 and 2019, respectively.
Debt Extinguishment
During 2020, we redeemed $300.0 million of unsecured notes with a stated interest rate of 4.38% and repurchased and canceled $216.3 million of unsecured notes with a stated interest rate of 3.88% pursuant to a tender offer completed by the Partnership. In connection with redemption and repurchase of these unsecured notes, we recognized a total loss of $32.9 million including the redemption/repayment premium and the write-off of unamortized deferred financing costs.
During 2019, we redeemed $250.0 million of unsecured notes, which had a stated interest rate of 3.88%. We recognized a loss on debt extinguishment of $6.3 million, which included a prepayment premium and the write-off of unamortized deferred financing costs.

Critical Accounting Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Certain estimates, judgments and assumptions are inherently subjective and based on the existing business and market conditions, and are therefore continually evaluated based upon available information and experience. Based on the nature of our business, current economic conditions and the value of our real estate assets, we have concluded that our financial statements for all periods presented have not been materially impacted by individual accounts or classes of transaction that rely on estimates. Further, we have concluded that our financial statements for all periods presented are not materially impacted by estimates of fair value that rely upon non-observable inputs.

We have determined that judgments regarding the impairment of real estate assets represent a critical accounting estimate that has the potential to be material in future periods and has been material in certain periods prior to those presented in this Form 10-K. As the result of the strong demand, and generally appreciating values, for industrial real estate assets, we have not recognized any material impairment charges in any of the periods presented in our consolidated financial statements. As described below in our description of Critical Accounting Policies, determining whether a triggering event has taken place requires an evaluation of assumptions including occupancy levels, rental rates, capitalization rates and anticipated holding periods when evaluating real estate assets for potential impairment. We do not believe that the conclusions we reached regarding the assessment of our real estate assets for impairment, in the current economic and operating environment, would result in a materially different conclusion within any reasonable range of assumptions that could have been applied. Should economic conditions worsen, and the values of industrial assets decline in future periods, then the assumptions and estimates we may make in future impairment analyses, and potential future measurement of impairment charges, could be sensitive and could result in a material change in the range of potential outcomes.
Critical Accounting Policies
Note 2 to the Consolidated Financial Statements includes further discussion of our significant accounting policies. Our management has assessed the accounting policies used in the preparation of our financial statements and discussed them with our audit committee and independent auditors. The following accounting policies are considered critical based upon materiality to the financial statements, and to a lesser extent, the degree of judgment involved in estimating reported amounts and sensitivity to changes in industry and economic conditions:
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
To ensure that an appropriate amount of costs are capitalized, the amount of capitalized construction and development costs that are allocated to a specific project are limited to amounts using standards we developed. These standards are based on a percentage of the total development costs of a project. These standards are derived after considering the amounts that would be allocated if the personnel in the departments were working at full capacity. The use of these standards ensures that overhead costs attributable to downtime or to unsuccessful projects are not capitalized. Additionally, only internal leasing costs that are incremental, which are comprised of success-based leasing payments to our in-house leasing personnel, are capitalized.

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
Acquisition of Real Estate Property and Related Assets: We generally account for real estate acquisitions as asset acquisitions as opposed to business combinations. We allocate the purchase price of acquired properties to tangible and identified intangible assets based on their relative fair values, using all pertinent information available at the date of acquisition. The allocation of the purchase price to tangible assets (buildings, tenant improvements and land) is based upon management's determination of the value of the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon internally determined assumptions that we believe are consistent with current market conditions for similar properties. The most important assumptions in determining the allocation of the purchase price to tangible assets are the exit capitalization rate, estimated market rents and the fair value of the underlying land.

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

Liquidity and Capital Resources
Overview
We expect to meet our short-term liquidity requirements over the next 12 months, which include payments of dividends and distributions, completion of development projects that are currently under construction and the capital expenditures needed to maintain our current real estate assets, through working capital, net cash provided by operating activities and short term borrowings on the Partnership's unsecured line of credit. We had $295.0 million outstanding borrowings on the Partnership's $1.20 billion unsecured line of credit, had $6.3 million of cash on hand and held $47.7 million of restricted cash in escrow for future like kind exchange transactions at December 31, 2020.
In addition to our existing sources of liquidity, we expect to meet long-term liquidity requirements, such as scheduled mortgage and unsecured debt maturities, financing of development activities, acquisitions and other capital improvements, through multiple sources of capital including operating cash flow, proceeds from property dispositions and accessing the public debt and equity markets.
Sources of Liquidity
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
Debt and Equity Securities
Our unsecured line of credit at December 31, 2020 is described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at December 31, 2020
Unsecured Line of Credit – Partnership	$1,200,000	January 30, 2022	$295,000
The Partnership's unsecured line of credit has a borrowing capacity of $1.20 billion, with an interest rate on borrowings of LIBOR plus 0.875% (equal to 1.03% for our outstanding borrowings at December 31, 2020) and a maturity date of January 30, 2022, with options to extend until January 30, 2023. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $800.0 million, for a total of up to $2.00 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At December 31, 2020, we were in compliance with all covenants under this line of credit.
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

At December 31, 2020, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities (including guarantees of the Partnership's debt securities by the General Partner). Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of debt, to fund development and future acquisitions and for other general corporate purposes.
The General Partner has an ATM equity program that allows it to issue new common shares from time to time, with an aggregate offering price of up to $400.0 million. During the three months ended December 31, 2020, the General Partner issued 1.7 million common shares under its ATM equity program, resulting in net proceeds of $65.9 million after paying total compensation of $666,000 to the applicable sales agents. During the year ended December 31, 2020, the General Partner issued 4.6 million common shares under its ATM equity program, generating net proceeds of $175.0 million after paying total compensation of $1.8 million to the applicable sales agents. Other fees related to these issuances, totaling $344,000, were also paid during the year ended December 31, 2020. As of December 31, 2020, the ATM equity program still had $13.4 million worth of new common shares available to issue.

In February 2020, a consolidated joint venture obtained an $18.4 million secured loan from a third party financial institution, with a fixed annual interest rate of 3.41% and a maturity date of March 1, 2035.

Also in February 2020, we issued $325.0 million of senior unsecured notes that bear interest at a stated interest rate of 3.05%, have an effective interest of 3.19%, and mature on March 1, 2050, for gross proceeds of $316.4 million.

In June 2020, we issued $350.0 million of senior unsecured notes that bear interest at a stated interest rate of 1.75%, have an effective interest of 1.85%, and mature on July 1, 2030, for gross proceeds of $346.8 million.
The Partnership has issued debt securities pursuant to certain indentures and related supplemental indentures, which also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants at December 31, 2020.
Sale of Real Estate Assets
We regularly work to identify, consider and pursue opportunities to dispose of properties in a manner that is generally consistent with our strategic plans. Our ability to dispose of such properties on favorable terms, or at all, is dependent upon a number of factors including the availability of credit to potential buyers to purchase properties at prices that we consider acceptable. Although we believe that we have demonstrated our ability to generate significant liquidity through the disposition of non-strategic properties, potential future adverse changes to general market and economic conditions, including the uncertain economic outlook caused by the COVID-19 pandemic, could negatively impact our further ability to dispose of such properties.
Sales of land and properties provided $336.3 million in net proceeds in 2020, compared to $432.7 million in 2019 and $511.4 million in 2018.
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated joint ventures, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions. There were no material transactions with unconsolidated joint ventures in 2020.

Uses of Liquidity
Our principal uses of liquidity include the following:

•property investment;
•leasing/capital costs;
•dividends and distributions to shareholders and unitholders;
•debt service and maturities;
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
The following table summarizes our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	2020	2019	2018
Second generation tenant improvements	$17,126	$12,165	$18,797
Second generation leasing costs	19,870	22,879	24,899
Building improvements	4,103	12,505	9,778
Total second generation capital expenditures	$41,099	$47,549	$53,474
Development of real estate investments	$573,544	$446,801	$577,383
Other deferred leasing costs	$45,545	$38,509	$39,380

We had consolidated properties under development with an expected total cost of $1.04 billion at December 31, 2020, compared to projects with an expected cost of $1.05 billion and $709.7 million at December 31, 2019 and 2018, respectively. We had $374.9 million of remaining costs to complete for consolidated properties under development at December 31, 2020.

The capital expenditures in the table above include the capitalization of internal overhead costs. We capitalized $6.5 million, $6.8 million and $19.0 million of overhead costs that are incremental to executing leases, including both first and second generation leases, during the years ended December 31, 2020, 2019 and 2018, respectively. We capitalized $28.8 million, $24.2 million and $29.8 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the years ended December 31, 2020, 2019 and 2018, respectively. Combined overhead costs capitalized to leasing and development totaled 26.7%, 22.8% and 35.1% of our overall pool of overhead costs at December 31, 2020, 2019 and 2018, respectively. The decrease in the overhead costs capitalized to leasing for 2020 and 2019 compared to 2018 was primarily due to the expense impact of internal costs related to successful leasing which were not capitalizable as a result of the adoption of the new lease standard on January 1, 2019 (see Note 2 to the consolidated financial statements included in Part IV, Item 15 of this Report) and was included in the line item "Non-incremental costs related to successful leases" on the Consolidated Statements of Operations and Comprehensive Income for 2020 and 2019.

Further discussion of the capitalization of overhead costs can be found in the year-to-year comparison of general and administrative expenses and Critical Accounting Policies sections of this Item 7.

In addition to the capitalization of overhead costs, the totals for development of real estate assets in the table above include the capitalization of $24.3 million, $26.5 million and $27.2 million of interest costs in the years ended December 31, 2020, 2019 and 2018, respectively.
Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.
Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Code in order to maintain its REIT status. We paid regular dividends or distributions of $0.96, $0.88 and $0.815 per common share or Common Unit for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Debt Service and Maturities
Debt outstanding at December 31, 2020 had a face value totaling $3.41 billion with a weighted average interest rate of 3.17% and maturities at various dates through 2050. Of this total amount, we had $3.06 billion of unsecured debt, $60.6 million of secured debt and $295.0 million outstanding borrowings on our unsecured line of credit at December 31, 2020. Scheduled principal amortization, maturities and early repayments of such debt totaled $529.7 million for the year ended December 31, 2020.

The following table is a summary of the scheduled future amortization and maturities of our indebtedness at December 31, 2020 (in thousands, except percentage data):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
2021	$4,413	$—	$4,413	5.16%
2022	4,646	83,740	88,386	3.99%
2023	4,893	545,000	549,893	2.29%
2024	5,155	300,000	305,155	3.92%
2025	5,102	—	5,102	5.08%
2026	3,238	375,000	378,238	3.38%
2027	1,615	475,000	476,615	3.18%
2028	1,307	500,000	501,307	4.45%
2029	1,359	400,000	401,359	2.88%
2030	1,413	350,000	351,413	1.86%
Thereafter	4,730	347,734	352,464	3.26%
	$37,871	$3,376,474	$3,414,345	3.17%

The Partnership’s unsecured line of credit is reflected in the table above as maturing in January 2023, based on the ability to exercise the two six-month extension options from its stated maturity date of January 2022 (see Note 9). In January 2021, we issued $450.0 million of senior unsecured notes that bear a stated interest rate of 1.75%, have an effective interest rate of 1.83%, and mature on February 1, 2031. Proceeds from the unsecured notes offering were initially applied to pay down outstanding borrowings on our line of credit as of December 31, 2020, and we intend to allocate an amount equal to the net proceeds from the offering to the financing or refinancing of eligible green projects.
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
During 2020, we repaid one fixed rate secured loan of $9.0 million, which had a stated interest rate of 5.61%.
Lease Commitments

As of December 31, 2020, we have total future payment obligations of $225.2 million on our ground leases and $27.9 million on our office leases and other lease arrangements, over their non-cancellable lease period including applicable lease extension and renewal options when deemed reasonably certain of exercise. See Note 14 to Consolidated Financial Statements for further discussion.
Guarantee Obligations
We are subject to various guarantee obligations in the normal course of business and, in most cases, do not anticipate these obligations to result in significant cash payments. At December 31, 2020, we guaranteed the repayment of $81.3 million of loans associated with two of our unconsolidated joint ventures. In January 2021, we, and the other partner in one of these unconsolidated joint ventures, repaid $69.8 million of such guaranteed loans.
Additionally, as of December 31, 2020, we guaranteed the repayment of $20.1 million of economic development bonds issued by various municipalities in connection with certain commercial developments.

Historical Cash Flows
Cash, cash equivalents and restricted cash were $67.2 million, $121.4 million and $25.5 million at December 31, 2020, 2019, and 2018, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in thousands):

	Years Ended December 31,
	2020	2019	2018

Net cash provided by operating activities	$566,436	$505,898	$484,407
Net cash used for investing activities	(856,221)	(555,074)	(594,430)
Net cash provided by (used for) financing activities	235,577	145,090	(58,087)
Operating Activities
Cash flows from operating activities provide the cash necessary to meet our operational requirements and the receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. The increase in net cash provided by operating activities, compared to 2019, was driven by increasing our asset base through development, financed through equity or low cost debt issuances, and increasing occupancy and rental rates within our existing portfolio.
The increase to cash flow provided by operating activities between 2019 and 2018 was due to the timing of cash receipts and cash payments on third party construction projects as well as increased cash flows from our Rental Operations. These increases in operating cash flows were partially offset by increased cash paid for interest and income taxes as well as the timing of working capital.
Investing Activities
Highlights of significant cash sources and uses are as follows:
•Real estate development costs were $573.5 million, $446.8 million and $577.4 million during 2020, 2019 and 2018, respectively.
•We paid cash of $632.1 million, $598.4 million and $592.4 million, for real estate and undeveloped land acquisitions during 2020, 2019 and 2018, respectively.
•Sales of land and property generated net proceeds of $336.3 million, $432.7 million and $511.4 million during 2020, 2019 and 2018, respectively.
•During 2020, we received repayments of $110.0 million on notes receivable from property sales, compared to $162.6 million and $154.1 million in 2019 and 2018, respectively.
•Second generation tenant improvements, leasing costs and building improvements totaled $41.1 million, $47.5 million and $53.5 million during 2020, 2019 and 2018, respectively.
•We receive capital distributions from unconsolidated joint ventures, either as the result of selling our ownership interests in certain unconsolidated joint ventures or from our share of the proceeds from property sales from unconsolidated joint ventures. In 2020, we received $876,000 in capital distributions primarily from one unconsolidated joint venture from the sale of land. We received $26.3 million in capital distributions from unconsolidated joint ventures during 2019, primarily related to the sale of three properties within three of our unconsolidated joint ventures. We received $23.1 million in capital distributions from unconsolidated joint ventures during 2018, primarily related to the sale of six properties within three of our unconsolidated joint ventures.
•We made capital contributions and advances to unconsolidated joint ventures in the amounts of $6.2 million, $34.5 million and $5.9 million during 2020, 2019 and 2018, respectively.
Financing Activities
The following items highlight significant capital transactions:
•During 2020, the General Partner issued 4.6 million common shares pursuant to its ATM equity programs for net proceeds of $175.0 million, compared to 8.0 million shares of common stock for net proceeds of $263.3 million in 2019 and 990,400 shares of common stock for net proceeds of $28.4 million in 2018.

•We issued $675.0 million, $575.0 million and $450.0 million of senior unsecured notes during 2020, 2019 and 2018, respectively. The 2020 unsecured debt issuances consist of $325.0 million of senior unsecured notes issued in February 2020 for gross proceeds of $316.4 million and $350.0 million of senior unsecured notes issued in June 2020 for gross proceeds of $346.8 million. The 2019 unsecured debt issuances consist of $175.0 million of senior unsecured notes issued in August 2019 for gross proceeds of $182.3 million and $400.0 million of senior unsecured notes issued in November 2019 with a corresponding cash payment of $35.6 million for termination of the five forward starting interest rate swaps entered in 2018 and 2019. We issued $450.0 million of senior unsecured notes in 2018.
•During 2020, the Partnership paid cash of $547.0 million for the early redemption of $300.0 million of senior unsecured notes that were scheduled to mature in June 2022 and the early repurchase and cancellation of $216.3 million of senior unsecured notes due in October 2022. During 2019, the Partnership paid cash of $255.8 million for the early redemption of $250.0 million of senior unsecured notes that were scheduled to mature in February 2021. The Partnership repaid $7.0 million of unsecured debt in 2018.
•In February 2020, a consolidated joint venture of the Partnership obtained a secured loan from a third party financial institution for gross proceeds of $18.4 million. No secured loans were obtained in 2019 or 2018.
•The Partnership repaid one secured loan for $9.0 million during 2020, compared to repayments of three secured loans for $41.7 million in 2019 and three secured loans for $227.1 million in 2018.
•We increased net borrowings on the Partnership's unsecured line of credit by $295.0 million in 2020, decreased net borrowings by $30.0 million in 2019 and increased net borrowings by $30.0 million in 2018.
•We paid regular cash dividends or distributions of $0.96, $0.88 and $0.815 per common share or per Common Unit during the years ended December 31, 2020, 2019 and 2018, respectively.
•Changes in book cash overdrafts are classified as financing activities within our consolidated Statements of Cash Flows. Book cash overdrafts were $16.4 million, $14.4 million and $14.3 million at December 31, 2020, 2019 and 2018, respectively.
•In 2019, we paid off a special assessment bond for $9.9 million, which was reflected within Other Financing Activities on our Consolidated Statements of Cash Flows. We did not make similar significant repayments during 2020 or 2018.

Impact of Changes in Credit Ratings on Our Liquidity

We are currently assigned investment grade corporate credit ratings on our senior unsecured notes from Moody's Investors Service and Standard & Poor's Ratings Group. Our senior unsecured notes have been assigned a rating of Baa1 by Moody's Investors Service. In addition, our senior unsecured notes have been assigned a rating of BBB+ by Standard & Poor's Ratings Group. A securities rating is not a recommendation to buy, sell, or hold securities and is subject to revision or withdrawal at any time by the rating organization.

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

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Long-Term Debt:
Fixed rate secured debt	$4,113	$4,346	$4,593	$4,855	$4,702	$36,396	$59,005	$65,848
Weighted average interest rate	5.53%	5.54%	5.55%	5.56%	5.51%	4.18%	4.70%
Variable rate secured debt	$300	$300	$300	$300	$400	$—	$1,600	$1,600
Weighted average interest rate	0.08%	0.08%	0.08%	0.08%	0.08%	N/A	0.08%
Fixed rate unsecured debt	$—	$83,740	$250,000	$300,000	$—	$2,425,000	$3,058,740	$3,387,913
Weighted average interest rate	N/A	3.93%	3.72%	3.90%	N/A	3.23%	3.35%
Unsecured line of credit	$—	$—	$295,000	$—	$—	$—	$295,000	$295,000
Rate at December 31, 2020	N/A	N/A	1.03%	N/A	N/A	N/A	1.03%
The Partnership’s unsecured line of credit is reflected in the table above as maturing in January 2023, based on the ability to exercise the two six-month extension options from its stated maturity date of January 2022 (see Note 9). As the above table incorporates only those exposures that existed at December 31, 2020, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise, our hedging strategies at that time, to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured line of credit will be affected by fluctuations in the LIBOR indices or applicable replacement rates as well as changes in our credit rating. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.
At December 31, 2020, the face value of our unsecured debt was $3.06 billion and we estimated the fair value of that unsecured debt to be $3.39 billion.  At December 31, 2019, the face value of our unsecured debt was $2.90 billion and we estimated the fair value of that unsecured debt to be $3.05 billion.

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
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information
There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2020 for which no Form 8-K was filed.
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

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The following is a summary of the executive officers of the General Partner:
James B. Connor, age 62.  Mr. Connor was named the General Partner's Chairman and Chief Executive Officer, commencing April 26, 2017, and joined the General Partner's Board of Directors in 2015. Prior to being named Chairman and Chief Executive Officer, Mr. Connor held various senior management positions with the General Partner, including President and Chief Executive Officer from January 1, 2016 to April 25, 2017; Senior Executive Vice President and Chief Operating Officer from 2013 to 2015; Senior Regional Executive Vice President from 2011 to 2013; Executive Vice President of the Midwest Region from 2003 to 2011; and Senior Vice President between 1998 and 2003. Prior to joining the General Partner in 1998, Mr. Connor held numerous executive and brokerage positions with Cushman & Wakefield, most recently serving as Senior Managing Director for the Midwest area. In 2019, Mr. Connor joined the Board of Trustees of EPR Properties, a publicly traded REIT. Mr. Connor also serves on the Board of Trustees of Roosevelt University and is a member of the Advisory Board of Directors of the Marshall Bennett Institute of Real Estate at Roosevelt.
Mark A. Denien, age 53. Mr. Denien was appointed the General Partner's Executive Vice President and Chief Financial Officer on May 17, 2013. Prior to being named Executive Vice President and Chief Financial Officer, Mr. Denien was Senior Vice President and Chief Accounting Officer from 2009 to 2013 and, prior to that, served as Senior Vice President, Corporate Controller. Prior to joining the General Partner in 2005, Mr. Denien spent 16 years with KPMG LLP. Mr. Denien serves as a director of Goodwill Industries of Central Indiana, Inc.

Steven W. Schnur, age 47. Mr. Schnur has served as the General Partner's Executive Vice President and Chief Operating Officer since September 2019. Prior to being named Executive Vice President and Chief Operating Officer, Mr. Schnur served as Senior Regional Executive Vice President from May 2017 until September 2019; Executive Vice President, Central Region from January 2015 until May 2017; Senior Regional, Senior Vice President from August 2014 until January 2015; Senior Vice President, Midwest Region from December 2013 until August 2014; and Senior Vice President, Chicago from October 2004 until December 2013. Mr. Schnur began his career with the General Partner as a Vice President, Leasing in September 2003. Prior to that, Mr. Schnur was Director of Real Estate for Opus North Corporation.
Nicholas C. Anthony, age 55. Mr. Anthony was appointed the General Partner's Executive Vice President and Chief Investment Officer on June 17, 2013. His responsibilities include overseeing the General Partner's acquisition and disposition activity, as well as the overall management of its joint venture business. Prior to being named Executive Vice President and Chief Investment Officer, Mr. Anthony held various senior management positions with the General Partner, including Senior Vice President, Capital Transactions and Joint Ventures from 2010 until 2013. Mr. Anthony began his career with the General Partner in 1989 as a staff accountant.
Ann C. Dee, age 61. Ms. Dee was appointed the General Partner's Executive Vice President, General Counsel and Corporate Secretary on June 17, 2013. Prior to being named Executive Vice President, General Counsel and Corporate Secretary, Ms. Dee held the position of Senior Vice President, General Counsel and Corporate Secretary from January 1, 2013 until June 17, 2013 and the position of Deputy General Counsel and Senior Vice President from June 23, 2008 until January 1, 2013. Ms. Dee joined the General Partner in 1996 as a Corporate Attorney. Prior to joining the General Partner, Ms. Dee practiced law with law firms in Indianapolis, Indiana and Columbus, Ohio. Ms. Dee serves as a member of the Board of the Center for Performing Arts.
Peter D. Harrington, age 57. Mr. Harrington was named the General Partner's Executive Vice President, Construction on July 1, 2016. Prior to being named Executive Vice President, Construction, Mr. Harrington held various senior management positions with the General Partner, including Senior Vice President, Construction from 2003 to June 30, 2016; Vice President of Construction from 1998 until 2003; and Manager of Preconstruction Services from 1993 to 1998. Prior to joining the General Partner in 1993, Mr. Harrington was employed with Miller-Valentine Group in Dayton, Ohio from 1987 through 1993 as a Project Coordinator and Project Manager.
All other information required by this item will be included in the General Partner's 2021 proxy statement (the "2021 Proxy Statement") for the General Partner's Annual Meeting of Shareholders to be held on April 28, 2021, and is incorporated herein by reference. In addition, the General Partner's Code of Business Ethics (which applies to each of our associates, officers and directors) and the General Partner's Corporate Governance Guidelines are available in the investor information/corporate governance section of our website at www.dukerealty.com. A copy of these documents may also be obtained without charge by writing to Duke Realty Corporation, 8711 River Crossing Boulevard, Indianapolis, Indiana 46240, Attention: Investor Relations.

Item 11.  Executive Compensation
The information required by Item 11 of this Report will be included in our 2021 Proxy Statement, which information is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 of this Report will be included in our 2021 Proxy Statement, which information is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required to be furnished pursuant to Item 13 of this Report will be included in our 2021 Proxy Statement, which information is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services
The information required to be furnished pursuant to Item 14 of this Report will be included in our 2021 Proxy Statement, which information is incorporated herein by this reference.

PART IV
Item 15.  Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report:
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
Report of Independent Registered Public Accounting Firm
Duke Realty Limited Partnership:
Management's Report on Internal Control
Report of Independent Registered Public Accounting Firm
Duke Realty Corporation:
Consolidated Balance Sheets, December 31, 2020 and 2019
Consolidated Statements of Operations and Comprehensive Income, Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows, Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Equity, Years Ended December 31, 2020, 2019 and 2018
Duke Realty Limited Partnership:
Consolidated Balance Sheets, December 31, 2020 and 2019
Consolidated Statements of Operations and Comprehensive Income, Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows, Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Equity, Years Ended December 31, 2020, 2019 and 2018
Duke Realty Corporation and Duke Realty Limited Partnership:
Notes to Consolidated Financial Statements

2.    Consolidated Financial Statement Schedules
    Duke Realty Corporation and Duke Realty Limited Partnership:
    Schedule III – Real Estate and Accumulated Depreciation
 3.    Exhibits
The exhibits required to be filed with this Report pursuant to Item 601 of Regulation S-K are listed on pages 120 to 123 of this Report and are incorporated herein by reference.

Management's Report on Internal Control
We, as management of Duke Realty Corporation and its subsidiaries (the "General Partner"), are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2020 based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on these criteria.
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
Mark A. Denien
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Duke Realty Corporation:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Duke Realty Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III - real estate and accumulated depreciation (collectively, the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of real estate assets for potential impairment
As discussed in Note 8 to the consolidated financial statements, buildings, land and improvements as of December 31, 2020 was $8,695,678 thousand. As discussed in Note 2 to the consolidated financial statements, the Company evaluates its real estate assets for potential impairment whenever events or changes in circumstances indicate that the carrying value of real estate assets may not be recoverable. The evaluation of real estate assets for potential impairment is subject to certain assumptions which includes the anticipated holding period for a real estate asset.

We identified the evaluation of real estate assets for potential impairment as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate the Company’s intent and ability to hold real estate assets for particular periods of time. A shortening of the anticipated holding period could indicate a potential impairment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control over the Company’s process to evaluate potential impairment triggering events, including evaluation of holding period. We compared the Company’s historical holding period for similar assets to the holding period assumed in the Company’s analysis. We inquired of Company officials and inspected documents, such as meeting minutes of the board of directors and sub-committees, investment committee, and regional investment committees to evaluate the Company’s intent and ability to hold real estate assets for particular periods of time. We read external communications with investors and analysts in order to identify information regarding potential sales of the Company’s real estate assets.

/s/ KPMG LLP

We have served as the Company’s auditor since 1986.

Indianapolis, Indiana
February 19, 2021

Management's Report on Internal Control
We, as management of Duke Realty Limited Partnership and its subsidiaries (the "Partnership"), are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the principal executive and principal financial officers, or persons performing similar functions, of Duke Realty Corporation (the "General Partner"), and effected by the General Partner's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Partnership;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the General Partner; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership's assets that could have a material effect on the financial statements.
Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2020 based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on these criteria.
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

Report of Independent Registered Public Accounting Firm
To the Unitholders of Duke Realty Limited Partnership and the Board of Directors of Duke Realty Corporation:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Duke Realty Limited Partnership and subsidiaries (the Partnership) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III - real estate and accumulated depreciation (collectively, the consolidated financial statements). We also have audited the Partnership's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of real estate assets for potential impairment
As discussed in Note 8 to the consolidated financial statements, buildings, land and improvements as of December 31, 2020 was $8,695,678 thousand. As discussed in Note 2 to the consolidated financial statements, the Partnership evaluates its real estate assets for potential impairment whenever events or changes in circumstances indicate that the carrying value of real estate assets may not be recoverable. The evaluation of real estate assets for potential impairment is subject to certain assumptions which includes the anticipated holding period for a real estate asset.

We identified the evaluation of real estate assets for potential impairment as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate the Partnership’s intent and ability to hold real estate assets for particular periods of time. A shortening of the anticipated holding period could indicate a potential impairment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control over the Partnership’s process to evaluate potential impairment triggering events, including evaluation of holding period. We compared the Partnership’s historical holding period for similar assets to the holding period assumed in the Partnership’s analysis. We inquired of Partnership officials and inspected documents, such as meeting minutes of the General Partner’s board of directors and sub-committees, investment committee, and regional investment committees to evaluate the Partnership’s intent and ability to hold real estate assets for particular periods of time. We read external communications with investors and analysts in order to identify information regarding potential sales of the Partnership’s real estate assets.

/s/ KPMG LLP

We have served as the Partnership’s auditor since 1994.

Indianapolis, Indiana
February 19, 2021

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31,
(in thousands, except per share amounts)

	2020	2019
ASSETS
Real estate investments:
Real estate assets	$8,745,155	$7,993,377
Construction in progress	695,219	550,926
Investments in and advances to unconsolidated joint ventures	131,898	133,074
Undeveloped land	291,614	254,537
	9,863,886	8,931,914
Accumulated depreciation	(1,659,308)	(1,480,461)
Net real estate investments	8,204,578	7,451,453

Real estate investments and other assets held-for-sale	67,946	18,463

Cash and cash equivalents	6,309	110,891
Accounts receivable	15,204	20,349
Straight-line rent receivable	153,943	129,344
Receivables on construction contracts, including retentions	30,583	25,607
Deferred leasing and other costs, net of accumulated amortization of $204,122 and $203,857	329,765	320,444
Restricted cash held in escrow for like-kind exchange	47,682	1,673
Notes receivable from property sales	—	110,000
Other escrow deposits and other assets	255,384	232,338
	$9,111,394	$8,420,562
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $343 and $164	$64,074	$34,023
Unsecured debt, net of deferred financing costs of $32,763 and $19,258	3,025,977	2,880,742
Unsecured line of credit	295,000	—
	3,385,051	2,914,765

Liabilities related to real estate investments held-for-sale	7,740	887

Construction payables and amounts due subcontractors, including retentions	62,332	68,840
Accrued real estate taxes	76,501	69,042
Accrued interest	18,363	14,181
Other liabilities	269,806	223,680
Tenant security deposits and prepaid rents	57,153	48,907
Total liabilities	3,876,946	3,340,302
Shareholders' equity:
Common shares ($0.01 par value); 600,000 shares authorized; 373,258 and 367,950 shares issued and outstanding, respectively	3,733	3,680
Additional paid-in capital	5,723,326	5,525,463
Accumulated other comprehensive loss	(31,568)	(35,036)
Distributions in excess of net income	(532,519)	(475,992)
Total shareholders' equity	5,162,972	5,018,115
Noncontrolling interests	71,476	62,145
Total equity	5,234,448	5,080,260
	$9,111,394	$8,420,562
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31,
(in thousands, except per share amounts)

	2020	2019	2018
Revenues:
Rental and related revenue	$929,194	$855,833	$785,319
General contractor and service fee revenue	64,004	117,926	162,551
	993,198	973,759	947,870
Expenses:
Rental expenses	76,639	75,584	71,436
Real estate taxes	149,295	129,520	125,269
General contractor and other services expenses	57,976	111,566	153,909
Depreciation and amortization	353,013	327,223	312,217
	636,923	643,893	662,831
Other operating activities:
Equity in earnings of unconsolidated joint ventures	11,944	31,406	21,444
Gain on sale of properties	127,700	234,653	204,988
Gain on land sales	10,458	7,445	10,334
Other operating expenses	(8,209)	(5,318)	(5,231)
Impairment charges	(5,626)	—	—
Non-incremental costs related to successful leases	(12,292)	(12,402)	—
General and administrative expenses	(62,404)	(60,889)	(56,218)
	61,571	194,895	175,317
Operating income	417,846	524,761	460,356
Other income (expenses):
Interest and other income, net	1,721	9,941	17,234
Interest expense	(93,442)	(89,756)	(85,006)
Loss on debt extinguishment	(32,900)	(6,320)	(388)
Gain on involuntary conversion	4,312	2,259	—
Income from continuing operations before income taxes	297,537	440,885	392,196
Income tax benefit (expense)	5,112	(8,686)	(8,828)
Income from continuing operations	302,649	432,199	383,368
Discontinued operations:
Income before gain on sales and income taxes	—	—	108
Gain on sale of properties	111	445	3,792
Income from discontinued operations	111	445	3,900
Net income	302,760	432,644	387,268
Net income attributable to noncontrolling interests	(2,845)	(3,672)	(3,539)
Net income attributable to common shareholders	$299,915	$428,972	$383,729
Basic net income per common share:
Continuing operations attributable to common shareholders	$0.81	$1.18	$1.06
Discontinued operations attributable to common shareholders	—	—	0.01
Total	$0.81	$1.18	$1.07
Diluted net income per common share:
Continuing operations attributable to common shareholders	$0.80	$1.18	$1.06
Discontinued operations attributable to common shareholders	—	—	0.01
Total	$0.80	$1.18	$1.07
Weighted average number of common shares outstanding	370,057	362,234	357,569
Weighted average number of common shares and potential dilutive securities	374,156	367,339	363,297
Comprehensive income:
Net income	$302,760	$432,644	$387,268
Other comprehensive loss:
Unrealized losses on interest rate swap contracts	—	(30,893)	(4,676)
Amortization of interest rate swap contracts	3,468	533	—
Total other comprehensive income (loss)	3,468	(30,360)	(4,676)
Comprehensive income	$306,228	$402,284	$382,592
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(in thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income	$302,760	$432,644	$387,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	297,158	272,422	256,250
Amortization of deferred leasing and other costs	55,855	54,801	55,967
Amortization of deferred financing costs	9,155	6,536	5,867
Straight-line rental income and expense, net	(25,865)	(21,197)	(24,605)
Impairment charges	5,626	—	—
Loss on debt extinguishment	32,900	6,320	388
Gain on involuntary conversion	(4,312)	(2,259)	—
Gains on land and property sales	(138,269)	(242,543)	(219,114)
Third-party construction contracts, net	(2,511)	9,254	(15,400)
Other accrued revenues and expenses, net	29,333	8,476	47,711
Operating distributions received in excess of (less than) equity in earnings from unconsolidated joint ventures	4,606	(18,556)	(9,925)
Net cash provided by operating activities	566,436	505,898	484,407
Cash flows from investing activities:
Development of real estate investments	(573,544)	(446,801)	(577,383)
Acquisition of buildings and related intangible assets	(383,672)	(210,224)	(348,107)
Acquisition of land and other real estate assets	(248,413)	(388,202)	(244,262)
Second generation tenant improvements, leasing costs and building improvements	(41,099)	(47,549)	(53,474)
Other deferred leasing costs	(45,545)	(38,509)	(39,380)
Other assets	(4,868)	(10,777)	(14,535)
Proceeds from the repayments of notes receivable from property sales	110,000	162,550	154,107
Proceeds from land and property sales, net	336,255	432,662	511,391
Capital distributions from unconsolidated joint ventures	876	26,272	23,133
Capital contributions and advances to unconsolidated joint ventures	(6,211)	(34,496)	(5,920)
Net cash used for investing activities	(856,221)	(555,074)	(594,430)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	187,856	272,761	34,913
Proceeds from unsecured debt	663,123	582,284	450,000
Payments on unsecured debt	(546,972)	(255,812)	(7,190)
Proceeds from secured debt financings	18,400	—	—
Payments on secured indebtedness including principal amortization	(13,457)	(45,515)	(232,234)
Borrowings (repayments) on line of credit, net	295,000	(30,000)	30,000
Distributions to common shareholders	(355,287)	(318,702)	(291,502)
Distributions to noncontrolling interests, net	(3,347)	(2,648)	(2,456)
Tax payments on stock-based compensation awards	(4,360)	(6,825)	(8,459)
Change in book cash overdrafts	1,941	138	(22,088)
Cash settlement of interest rate swaps	—	(35,569)	—
Other financing activities	163	(10,183)	—
Deferred financing costs	(7,483)	(4,839)	(9,071)
Net cash provided by (used for) financing activities	235,577	145,090	(58,087)
Net (decrease) increase in cash, cash equivalents and restricted cash	(54,208)	95,914	(168,110)
Cash, cash equivalents and restricted cash at beginning of year	121,431	25,517	193,627
Cash, cash equivalents and restricted cash at end of year	$67,223	$121,431	$25,517
Non-cash activities:
Lease liabilities arising from right-of-use assets	$20,883	$40,467	$—
Carrying amount of pre-existing ownership interest in acquired property	$—	$—	$5,034
Non-cash property contribution from noncontrolling interests	$—	$—	$3,200
Assumption of indebtedness and other liabilities in real estate acquisitions	$39,966	$—	$—
Conversion of Limited Partner Units to common shares	$—	$1,624	$(269)
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(in thousands, except per share data)

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non- Controlling Interests	Total
Balance at December 31, 2017	$3,564	$5,205,316	$—	$(676,036)	$41,534	$4,574,378
Net income	—	—	—	383,729	3,539	387,268
Other comprehensive loss	—	—	(4,676)	—	—	(4,676)
Issuance of common shares	12	34,901	—	—	—	34,913
Contributions from noncontrolling interests	—	—	—	—	3,475	3,475
Stock-based compensation plan activity	8	4,432	—	(1,278)	8,956	12,118
Conversion of Limited Partner Units	5	(274)	—	—	269	—
Distributions to common shareholders ($0.815 per share)	—	—	—	(291,502)	—	(291,502)
Distributions to noncontrolling interests	—	—	—	—	(2,731)	(2,731)
Balance at December 31, 2018	$3,589	$5,244,375	$(4,676)	$(585,087)	$55,042	$4,713,243
Net income	—	—	—	428,972	3,672	432,644
Other comprehensive loss	—	—	(30,360)	—	—	(30,360)
Issuance of common shares	83	272,678	—	—	—	272,761
Contributions from noncontrolling interests	—	—	—	—	312	312
Stock-based compensation plan activity	7	6,787	—	(1,175)	7,703	13,322
Conversion of Limited Partner Units	1	1,623	—	—	(1,624)	—
Distributions to common shareholders ($0.88 per share)	—	—	—	(318,702)	—	(318,702)
Distributions to noncontrolling interests	—	—	—	—	(2,960)	(2,960)
Balance at December 31, 2019	$3,680	$5,525,463	$(35,036)	$(475,992)	$62,145	$5,080,260
Net income	—	—	—	299,915	2,845	302,760
Other comprehensive income	—	—	3,468	—	—	3,468
Issuance of common shares	50	187,806	—	—	—	187,856
Contributions from noncontrolling interests	—	—	—	—	200	200
Stock-based compensation plan activity	3	10,057	—	(1,155)	9,833	18,738
Distributions to common shareholders ($0.96 per share)	—	—	—	(355,287)	—	(355,287)
Distributions to noncontrolling interests	—	—	—	—	(3,547)	(3,547)
Balance at December 31, 2020	$3,733	$5,723,326	$(31,568)	$(532,519)	$71,476	$5,234,448
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31,
(in thousands)

	2020	2019
ASSETS
Real estate investments:
Real estate assets	$8,745,155	$7,993,377
Construction in progress	695,219	550,926
Investments in and advances to unconsolidated joint ventures	131,898	133,074
Undeveloped land	291,614	254,537
	9,863,886	8,931,914
Accumulated depreciation	(1,659,308)	(1,480,461)
Net real estate investments	8,204,578	7,451,453

Real estate investments and other assets held-for-sale	67,946	18,463

Cash and cash equivalents	6,309	110,891
Accounts receivable	15,204	20,349
Straight-line rent receivable	153,943	129,344
Receivables on construction contracts, including retentions	30,583	25,607
Deferred leasing and other costs, net of accumulated amortization of $204,122 and $203,857	329,765	320,444
Restricted cash held in escrow for like-kind exchange	47,682	1,673
Notes receivable from property sales	—	110,000
Other escrow deposits and other assets	255,384	232,338
	$9,111,394	$8,420,562
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $343 and $164	$64,074	$34,023
Unsecured debt, net of deferred financing costs of $32,763 and $19,258	3,025,977	2,880,742
Unsecured line of credit	295,000	—
	3,385,051	2,914,765

Liabilities related to real estate investments held-for-sale	7,740	887

Construction payables and amounts due subcontractors, including retentions	62,332	68,840
Accrued real estate taxes	76,501	69,042
Accrued interest	18,363	14,181
Other liabilities	269,806	223,680
Tenant security deposits and prepaid rents	57,153	48,907
Total liabilities	3,876,946	3,340,302
Partners’ equity:
Common equity (373,258 and 367,950 General Partner Units issued and outstanding, respectively)	5,194,540	5,053,151
Limited Partners' common equity (3,326 and 3,029 Limited Partner Units issued and outstanding, respectively)	66,874	57,575
Accumulated other comprehensive loss	(31,568)	(35,036)
Total partners' equity	5,229,846	5,075,690
Noncontrolling interests	4,602	4,570
Total equity	5,234,448	5,080,260
	$9,111,394	$8,420,562

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31,
(in thousands, except per unit amounts)

	2020	2019	2018
Revenues:
Rental and related revenue	$929,194	$855,833	$785,319
General contractor and service fee revenue	64,004	117,926	162,551
	993,198	973,759	947,870
Expenses:
Rental expenses	76,639	75,584	71,436
Real estate taxes	149,295	129,520	125,269
General contractor and other services expenses	57,976	111,566	153,909
Depreciation and amortization	353,013	327,223	312,217
	636,923	643,893	662,831
Other operating activities:
Equity in earnings of unconsolidated joint ventures	11,944	31,406	21,444
Gain on sale of properties	127,700	234,653	204,988
Gain on land sales	10,458	7,445	10,334
Other operating expenses	(8,209)	(5,318)	(5,231)
Impairment charges	(5,626)	—	—
Non-incremental costs related to successful leases	(12,292)	(12,402)	—
General and administrative expenses	(62,404)	(60,889)	(56,218)
	61,571	194,895	175,317
Operating income	417,846	524,761	460,356
Other income (expenses):
Interest and other income, net	1,721	9,941	17,234
Interest expense	(93,442)	(89,756)	(85,006)
Loss on debt extinguishment	(32,900)	(6,320)	(388)
Gain on involuntary conversion	4,312	2,259	—
Income from continuing operations before income taxes	297,537	440,885	392,196
Income tax benefit (expense)	5,112	(8,686)	(8,828)
Income from continuing operations	302,649	432,199	383,368
Discontinued operations:
Income before gain on sales and income taxes	—	—	108
Gain on sale of properties	111	445	3,792
Income from discontinued operations	111	445	3,900
Net income	302,760	432,644	387,268
Net loss (income) attributable to noncontrolling interests	(182)	6	(11)
Net income attributable to common unitholders	$302,578	$432,650	$387,257
Basic net income per Common Unit:
Continuing operations attributable to common unitholders	$0.81	$1.18	$1.06
Discontinued operations attributable to common unitholders	—	—	0.01
Total	$0.81	$1.18	$1.07
Diluted net income per Common Unit:
Continuing operations attributable to common unitholders	$0.80	$1.18	$1.06
Discontinued operations attributable to common unitholders	—	—	0.01
Total	$0.80	$1.18	$1.07
Weighted average number of Common Units outstanding	373,360	365,352	360,859
Weighted average number of Common Units and potential dilutive securities	374,156	367,339	363,297
Comprehensive income:
Net income	$302,760	$432,644	$387,268
Other comprehensive loss:
Unrealized losses on interest rate swap contracts	—	(30,893)	(4,676)
Amortization of interest rate swap contracts	3,468	533	—
Total other comprehensive income (loss)	3,468	(30,360)	(4,676)
Comprehensive income	$306,228	$402,284	$382,592
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(in thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income	$302,760	$432,644	$387,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	297,158	272,422	256,250
Amortization of deferred leasing and other costs	55,855	54,801	55,967
Amortization of deferred financing costs	9,155	6,536	5,867
Straight-line rental income and expense, net	(25,865)	(21,197)	(24,605)
Impairment charges	5,626	—	—
Loss on debt extinguishment	32,900	6,320	388
Gain on involuntary conversion	(4,312)	(2,259)	—
Gains on land and property sales	(138,269)	(242,543)	(219,114)
Third-party construction contracts, net	(2,511)	9,254	(15,400)
Other accrued revenues and expenses, net	29,333	8,476	47,711
Operating distributions received in excess of (less than) equity in earnings from unconsolidated joint ventures	4,606	(18,556)	(9,925)
Net cash provided by operating activities	566,436	505,898	484,407
Cash flows from investing activities:
Development of real estate investments	(573,544)	(446,801)	(577,383)
Acquisition of buildings and related intangible assets	(383,672)	(210,224)	(348,107)
Acquisition of land and other real estate assets	(248,413)	(388,202)	(244,262)
Second generation tenant improvements, leasing costs and building improvements	(41,099)	(47,549)	(53,474)
Other deferred leasing costs	(45,545)	(38,509)	(39,380)
Other assets	(4,868)	(10,777)	(14,535)
Proceeds from the repayments of notes receivable from property sales	110,000	162,550	154,107
Proceeds from land and property sales, net	336,255	432,662	511,391
Capital distributions from unconsolidated joint ventures	876	26,272	23,133
Capital contributions and advances to unconsolidated joint ventures	(6,211)	(34,496)	(5,920)
Net cash used for investing activities	(856,221)	(555,074)	(594,430)
Cash flows from financing activities:
Contributions from the General Partner	187,856	272,761	34,913
Proceeds from unsecured debt	663,123	582,284	450,000
Payments on unsecured debt	(546,972)	(255,812)	(7,190)
Proceeds from secured debt financings	18,400	—	—
Payments on secured indebtedness including principal amortization	(13,457)	(45,515)	(232,234)
Borrowings (repayments) on line of credit, net	295,000	(30,000)	30,000
Distributions to common unitholders	(358,484)	(321,469)	(294,233)
(Distributions to) contributions from noncontrolling interests, net	(150)	119	275
Tax payments on stock-based compensation awards	(4,360)	(6,825)	(8,459)
Change in book cash overdrafts	1,941	138	(22,088)
Cash settlement of interest rate swaps	—	(35,569)	—
Other financing activities	163	(10,183)	—
Deferred financing costs	(7,483)	(4,839)	(9,071)
Net cash provided by (used for) financing activities	235,577	145,090	(58,087)
Net (decrease) increase in cash, cash equivalents and restricted cash	(54,208)	95,914	(168,110)
Cash, cash equivalents and restricted cash at beginning of year	121,431	25,517	193,627
Cash, cash equivalents and restricted cash at end of year	$67,223	$121,431	$25,517
Non-cash activities:
Lease liabilities arising from right-of-use assets	$20,883	$40,467	$—
Carrying amount of pre-existing ownership interest in acquired property	$—	$—	$5,034
Non-cash property contribution from noncontrolling interests	$—	$—	$3,200
Assumption of indebtedness and other liabilities in real estate acquisitions	$39,966	$—	$—
Conversion of Limited Partner Units to common shares of the General Partner	$—	$1,624	$(269)
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(in thousands, except per unit data)

	Common Unitholders
	General	Limited	Accumulated
	Partner	Partners'	Other	Total
	Common	Common	Comprehensive	Partners'	Noncontrolling	Total
	Equity	Equity	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2017	$4,532,844	$40,563	$—	$4,573,407	$971	$4,574,378
Net income	383,729	3,528	—	387,257	11	387,268
Other comprehensive loss	—	—	(4,676)	(4,676)	—	(4,676)
Capital contribution from the General Partner	34,913	—	—	34,913	—	34,913
Stock-based compensation plan activity	3,162	8,956	—	12,118	—	12,118
Contributions from noncontrolling interests	—	—	—	—	3,475	3,475
Conversion of Limited Partner Units	(269)	269	—	—	—	—
Distributions to Partners ($0.815 per Common Unit)	(291,502)	(2,731)	—	(294,233)	—	(294,233)
Balance at December 31, 2018	$4,662,877	$50,585	$(4,676)	$4,708,786	$4,457	$4,713,243
Net income	428,972	3,678	—	432,650	(6)	432,644
Other comprehensive loss	—	—	(30,360)	(30,360)	—	(30,360)
Capital contribution from the General Partner	272,761	—	—	272,761	—	272,761
Stock-based compensation plan activity	5,619	7,703	—	13,322	—	13,322
Contributions from noncontrolling interests	—	—	—	—	312	312
Conversion of Limited Partner Units	1,624	(1,624)	—	—	—	—
Distributions to Partners ($0.88 per Common Unit)	(318,702)	(2,767)	—	(321,469)	—	(321,469)
Distributions to noncontrolling interests	—	—	—	—	(193)	(193)
Balance at December 31, 2019	$5,053,151	$57,575	$(35,036)	$5,075,690	$4,570	$5,080,260
Net income	299,915	2,663	—	302,578	182	302,760
Other comprehensive income	—	—	3,468	3,468	—	3,468
Capital contribution from the General Partner	187,856	—	—	187,856	—	187,856
Stock-based compensation plan activity	8,905	9,833	—	18,738	—	18,738
Contributions from noncontrolling interests	—	—	—	—	200	200
Distributions to Partners ($0.96 per Common Unit)	(355,287)	(3,197)	—	(358,484)	—	(358,484)
Distributions to noncontrolling interests	—	—	—	—	(350)	(350)
Balance at December 31, 2020	$5,194,540	$66,874	$(31,568)	$5,229,846	$4,602	$5,234,448
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)The Company

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
The General Partner is the sole general partner of the Partnership, owning approximately 99.1% of the Common Units at December 31, 2020. The remaining 0.9% of the Common Units are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
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
As of December 31, 2020, we owned and operated a portfolio primarily consisting of industrial properties and provided real estate services to third-party owners.
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

(2)Summary of Significant Accounting Policies

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

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications
There have been no amounts in the accompanying consolidated financial statements reclassified to conform to the 2020 consolidated financial statement presentation.
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
We allocate the purchase price of asset acquisitions that meet the definition of a business to tangible and identified intangible assets based on their relative fair values, using all pertinent information available at the date of acquisition. Capitalized acquisition costs are also included in the total cost basis of acquired properties that are asset acquisitions. The allocation to tangible assets (buildings, tenant improvements and land) is based upon management's determination of the value of the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon internally determined assumptions that we believe are consistent with current market conditions for similar properties. The most important assumptions in determining the allocation of the purchase price to tangible assets are the exit capitalization rate, estimated market rents and the fair value of the underlying land. The purchase price of real estate assets is also allocated to intangible assets consisting of the above or below market component of in-place leases and the value of in-place leases.
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
We consolidate joint ventures that are considered to be VIEs where we are the primary beneficiary. We analyze our investments in joint ventures to determine if the joint venture is considered a VIE and would require consolidation. We (i) evaluate the sufficiency of the total equity investment at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group and whether there are limited partners (or similar owning entities) that lack substantive participating or kick out rights, guaranteed returns, protection against losses, or capping of residual returns within the group and (iii) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination.
To the extent that we own interests in a VIE and we (i) have the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) have the obligation or rights to absorb losses or receive benefits that could potentially be significant to the VIE, then we would be determined to be the primary beneficiary and would consolidate the VIE. To the extent that we own interests in a VIE, then at each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary. Consolidated joint ventures that are VIE's were not significant in any period presented in these consolidated financial statements.
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
There were no unconsolidated joint ventures, in which we have any recognized assets or liabilities or have retained any economic exposure to loss at December 31, 2020 that met the criteria to be considered VIEs.
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
Deferred Costs
Deferred Financing Costs
Costs incurred in connection with obtaining financing are deferred and are amortized to interest expense over the term of the related loan. The costs for issuing debt, other than lines of credit, are presented on the consolidated balance sheets as a direct deduction from the debt's carrying value, while debt issuance costs related to the Partnership's unsecured line of credit are presented as assets on the consolidated balance sheets, as part of other escrow deposits and other assets.
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
Deferred leasing costs and acquired lease-related intangible assets at December 31, 2020 and 2019, excluding amounts classified as held-for-sale, were as follows (in thousands):

	2020	2019
Deferred leasing costs	$359,646	$333,706
Acquired lease-related intangible assets	174,241	190,595
	$533,887	$524,301

Accumulated amortization - deferred leasing costs	$(120,756)	$(109,843)
Accumulated amortization - acquired lease-related intangible assets	(83,366)	(94,014)
Total	$329,765	$320,444
Amounts recorded related to amortization expense for in-place leases for the years ended December 31, 2020, 2019 and 2018 totaled $19.5 million, $22.0 million and $25.0 million, respectively. Charges to rental income related to the amortization of above market lease assets for the years ended December 31, 2020, 2019 and 2018 totaled $639,000, $703,000 and $777,000, respectively.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected future amortization, or charge to rental income, of acquired lease-related intangible assets is summarized in the table below (in thousands):

Year	Amortization Expense	Charge to Rental Income
2021	$18,925	$363
2022	15,412	353
2023	13,603	353
2024	11,014	59
2025	8,866	—
Thereafter	21,927	—
	$89,747	$1,128
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
Rental and Related Revenue
Rental income from leases is recognized on a straight-line basis. If a lease provides for tenant improvements, we determine whether we or the tenant is the owner of the tenant improvements. When we are the owner of the tenant improvements, any tenant improvements funded by the tenant are treated as lease payments which are deferred and amortized as revenue over the lease term. When the tenant is the owner of the tenant improvements, and we fund such improvements, we record such tenant improvement allowances as lease incentives and amortize as a reduction of revenue over the lease term.
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
Opening and closing balances of construction receivables are presented separately on the Consolidated Balance Sheets. Under billed and over billed receivables on construction contracts totaled $16.6 million and $105,000, respectively, at December 31, 2020 and $16.5 million and $159,000, respectively, at December 31, 2019. Over billed receivables are included in other liabilities in the Consolidated Balance Sheets. We generally do not have any contract assets associated with our construction arrangements.
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
Leases
On January 1, 2019, we adopted the new lease standard, ASC 842, on a prospective basis. ASC 842 has superseded all previous GAAP guidance for accounting for leases.
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
As a lessor, our primary business is the development, acquisition, and operation of industrial real estate properties that are held for investment and leased to tenants. We manage residual risk through investing in properties that we believe will appreciate in value over time. We also perform a credit analysis for tenants prior to leases being executed, and on an ongoing basis, to ensure collectability is probable prior to recognizing lease revenues on an accrual basis.
For lessors, the accounting under ASC 842 remains largely unchanged with the notable exception that ASC 842 requires that lessors expense certain initial direct costs, which were capitalizable under prior leasing standards, as incurred. Under ASC 842, only the incremental costs of signing a lease are capitalizable. Non-incremental costs attributable to successful leases represent internal costs allocable to successful leasing activities and exclude estimated costs related to downtime and/or unsuccessful deals. These costs primarily consist of compensation and other benefits for internal leasing and legal personnel. These costs are not capitalizable "incremental costs" in the context of the applicable lease accounting rules, but we believe separate presentation on the Consolidated Statements of Operations provides useful information for purposes of comparability with economically similar success-based costs incurred by other organizations that outsource their leasing functions, which are generally capitalizable.
ASC 842 also requires lessors to exclude certain lessor costs, such as real estate taxes and insurance, that are paid directly by lessees to third parties from rental revenue and the associated rental expense. Lessor costs that are paid by the lessor and reimbursed by the lessee continue to be recorded through rental revenue and the associated rental expense.
ASC 842 allows lessors an additional practical expedient to not separate rental recovery revenue related to lease-related services from the associated rental revenue related to the lease when certain criteria are met. The lease-related services provided to our tenants include property management, common area maintenance ("CAM") and utilities. We assessed the applicable criteria, concluding that the timing and straight-line pattern of transfer to the lessees for rental recovery revenue from our lease-related services and revenue from the underlying leases are the same and that lease classification does not change, and elected to apply this additional practical expedient.
As a lessee, ASC 842 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification determines whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use ("ROU") asset and a lease liability for all leases with a term of greater than 12 months regardless of classification.
See Note 3 for further disclosure on our leases as a lessor and lessee.

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
The following table reconciles the components of basic and diluted net income per common share or Common Unit (in thousands):

	2020	2019	2018
General Partner
Net income attributable to common shareholders	$299,915	$428,972	$383,729
Less: Dividends on participating securities	(1,447)	(1,487)	(1,675)
Basic net income attributable to common shareholders	298,468	427,485	382,054
Add back dividends on dilutive participating securities	—	1,487	1,675
Noncontrolling interest in earnings of common unitholders	2,663	3,678	3,528
Diluted net income attributable to common shareholders	$301,131	$432,650	$387,257
Weighted average number of common shares outstanding	370,057	362,234	357,569
Weighted average Limited Partner Units outstanding	3,303	3,118	3,290
Other potential dilutive shares	796	1,987	2,438
Weighted average number of common shares and potential dilutive securities	374,156	367,339	363,297

Partnership
Net income attributable to common unitholders	$302,578	$432,650	$387,257
Less: Distributions on participating securities	(1,447)	(1,487)	(1,675)
Basic net income attributable to common unitholders	$301,131	$431,163	$385,582
Add back distributions on dilutive participating securities	—	1,487	1,675
Diluted net income attributable to common unitholders	$301,131	$432,650	$387,257
Weighted average number of Common Units outstanding	373,360	365,352	360,859
Other potential dilutive units	796	1,987	2,438
Weighted average number of Common Units and potential dilutive securities	374,156	367,339	363,297
The following table summarizes the data that is excluded from the computation of net income per common share or Common Unit as a result of being anti-dilutive (in thousands):

	2020	2019	2018
General Partner and Partnership
Other potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	—	—	—
Anti-dilutive outstanding participating securities	1,621	—	—

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
The following table reconciles the General Partner's net income to taxable income before the dividends paid deduction, and subject to the 90% distribution requirement, for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Net income	$302,760	$432,644	$387,268
Book/tax differences	39,566	(120,421)	(97,079)
Taxable income before the dividends paid deduction	342,326	312,223	290,189
Less: capital gains	(90,242)	(62,513)	(63,151)
Adjusted taxable income subject to the 90% distribution requirement	$252,084	$249,710	$227,038
The General Partner's dividends paid deduction is summarized below (in thousands):

	2020	2019	2018
Cash dividends paid	$355,287	$318,702	$291,502
Cash dividends declared and paid in subsequent year that apply to current year	—	6,521	9,286
Cash dividends declared and paid in current year that apply to previous year	(6,521)	(9,286)	(7,901)
Dividends paid deduction	348,766	315,937	292,887
Less: Capital gain distributions	(90,242)	(62,513)	(63,151)
Dividends paid deduction attributable to adjusted taxable income subject to the 90% distribution requirement	$258,524	$253,424	$229,736
Our tax return for the year ended December 31, 2020 has not been filed. The taxability information presented for our dividends paid in 2020 is based upon management’s estimate. Consequently, the taxability of dividends is subject to change. A summary of the designated tax characterization of the dividends paid by the General Partner for the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018
Common Shares
Ordinary income	74.6%	80.7%	78.4%
Capital gains	25.4%	19.3%	21.6%
	100.0%	100.0%	100.0%

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
Cash Paid for Income Taxes
We received income tax refunds, net of federal, state and local income tax payments, of $308,000 in 2020. We paid federal, state and local income taxes, net of income tax refunds, of $7.8 million and $3.7 million in 2019 and 2018, respectively.
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
Derivative Financial Instruments
We periodically enter into certain interest rate protection agreements to effectively convert or cap floating rate debt to a fixed rate, and to hedge anticipated future financing transactions, both of which qualify for cash flow hedge accounting treatment. We do not utilize derivative financial instruments for trading or speculative purposes. The entire effect of any hedging instruments and hedged items are presented in the same income statement line item.
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

(3)Leases
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
All revenues related to lease and lease-related services are included in, and comprise substantially all of, the caption "Rental and Related Revenue" on the Consolidated Statements of Operations and Comprehensive Income. The components of Rental and Related Revenue are as follows (in thousands):

	Twelve Months Ended December 31,
	2020	2019	2018
Rental revenue - fixed payments	$692,753	$645,759	$587,187
Rental revenue - variable payments (1)	236,441	210,074	198,249
Rental and related revenue	$929,194	$855,833	$785,436
(1) Primarily includes tenant recoveries for real estate taxes, insurance and CAM.
The future minimum rents due to us under non-cancelable operating leases are as follows (in thousands):

Year	December 31, 2020
2021	$724,044
2022	696,757
2023	630,830
2024	564,468
2025	488,175
Thereafter	2,042,940
$5,147,214
Lessee Accounting
As of December 31, 2020, our lease arrangements, where we are the lessee, primarily consisted of office and ground leases. For these lease arrangements, we recognized ROU assets and the corresponding lease liabilities representing the discounted value of future lease payments required under ASC 842. In determining these amounts, we elected an available practical expedient that allows us, as a lessee, to not separate lease and non-lease components. Expenses recognized on these leases for the year ended December 31, 2020 were not material.
All of our office leases are classified as operating leases under ASC 842. Ground leases that were classified as operating leases prior to adoption of ASC 842 continue to be accounted for as operating leases by electing the practical expedient under ASC 842. In July 2020, we entered into a long-term ground lease which met the criteria to be classified as a finance lease. In December 2020, we entered into another long-term ground lease, for which a ROU asset and associated liability will be recognized when our construction commences in early 2021.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020, a $38.9 million ROU asset associated with operating leases was included within Other Escrow Deposits and Other Assets and a corresponding lease liability of $42.9 million was included in Other Liabilities on our Consolidated Balance Sheets. As of December 31, 2019, total ROU assets and liabilities for operating leases were $40.5 million and $46.9 million, respectively. The following table summarizes the future lease payments (in thousands) to be made under non-cancellable operating lease arrangements:

Year	December 31, 2020
2021	$4,605
2022	4,470
2023	4,128
2024	3,111
2025	1,427
Thereafter	82,760
Total undiscounted operating lease payments	$100,501
Less: imputed interest	57,627
Present value of operating lease payments	$42,874
The weighted average remaining lease term for our operating lease arrangements, on a combined basis as of December 31, 2020, was 33.7 years. The weighted average discount rate for our operating lease arrangements as of December 31, 2020 was 4.43%. As the discount rates implied in our operating lease arrangements were not readily determinable, we utilized our current credit ratings and credit yields observed from market traded securities with similar credit ratings to form a reasonable basis to establish secured borrowing rates when determining the present value of future operating lease payments.
As of December 31, 2020, a $19.2 million ROU asset associated with the finance lease was included within Other Escrow Deposits and Other Assets and a corresponding $19.4 million lease liability was included within Other Liabilities on our Consolidated Balance Sheets. The future lease payments (in thousands) under our finance lease as of December 31, 2020 for five years and thereafter are as follows:

Year	December 31, 2020
2021	$245
2022	847
2023	864
2024	881
2025	899
Thereafter	64,989
Total undiscounted finance lease payments	$68,725
Less: imputed interest	49,295
Present value of finance lease payments	$19,430
The ground lease payment obligation is subject to an annual consumer price index increase limited within a minimum 2% and a maximum 3% increase. The contractual obligations for this lease included above assume the minimum annual increase for the remainder of the lease term since we cannot predict future adjustments. The remaining lease term on this finance lease as of December 31, 2020 was 49.6 years prior to any impact of lease extension options or purchase options. The discount rate in the finance lease agreement was determined to be 5.30%, which was the lessor's implicit rate in the lease that was readily determinable when the lease commenced.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$6,309	$110,891
Restricted cash held in escrow for like-kind exchange	47,682	1,673
Restricted cash included in other escrow deposits and other assets	13,232	8,867
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$67,223	$121,431

Restricted cash held in escrow for like-kind exchange on the Consolidated Balance Sheets includes cash received from the property dispositions but restricted only for qualifying like-kind exchange transactions.

(5)Acquisitions and Dispositions

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
2020 Acquisitions
We paid cash of $383.7 million for asset acquisitions during the year ended December 31, 2020.
We acquired ten properties during the year ended December 31, 2020. We determined that these ten properties did not meet the definition of a business and, accordingly, we accounted for them as asset acquisitions as opposed to business combinations.
The following table summarizes amounts recognized for each major class of assets and liabilities (in thousands) for these acquisitions during the year ended December 31, 2020:

Real estate assets	$410,481
Lease related intangible assets	14,460
Total acquired assets	$424,941
Secured debt	$25,455
Below market lease liabilities	14,124

The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 6.4 years.
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
The following table summarizes amounts recognized for each major class of assets (in thousands) for these acquisitions during the year ended December 31, 2019:

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Real estate assets	$205,390
Lease related intangible assets	11,716
Total acquired assets	$217,106
The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 6.5 years.
2018 Acquisitions
We paid cash of $348.1 million for asset acquisitions during the year December 21, 2018.
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
The following table summarizes amounts recognized for each major class of asset and liability (in thousands) for these acquisitions during the year ended December 31, 2018:

Real estate assets	$328,126
Lease related intangible assets	24,996
Total acquired assets	$353,122
Below market lease liability	$505
The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 11.3 years.
Fair Value Measurements
We determine the fair value of the individual components of real estate asset acquisitions primarily through calculating the "as-if vacant" value of a building, using an income approach, which relies significantly upon internally determined assumptions. We have determined that these estimates primarily rely on Level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions used in calculating the "as-if vacant" value for acquisition activity during 2020 and 2019, respectively, are as follows:

	2020		2019
	Low	High	Low	High
Exit capitalization rate	3.98%	5.46%	4.23%	5.32%
Net rental rate per square foot	$5.28	$18.11	$5.90	$15.60
Capitalized acquisition costs were insignificant and the fair value of the ten properties acquired during the year ended December 31, 2020 was substantially the same as the cost of acquisition.
Dispositions
Dispositions of buildings (see Note 8 for the number of buildings sold in each year, as well as for their classification between continuing and discontinued operations) and undeveloped land generated net cash proceeds of $336.3 million, $432.7 million and $511.4 million in 2020, 2019 and 2018, respectively.
During 2020, we collected the remaining $110.0 million of principal on our outstanding notes receivable, which was related to the sale of our medical office portfolio during 2017.
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

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)Related Party Transactions

We provide property management, asset management, leasing, construction and other tenant-related services to unconsolidated joint ventures in which we have equity interests. We recorded the corresponding fees based on contractual terms that approximate market rates for these types of services and have eliminated our ownership percentage of these fees in the consolidated financial statements. The following table summarizes the fees earned from these joint ventures, prior to elimination, for the years ended December 31, 2020, 2019 and 2018, respectively (in thousands):

	2020	2019	2018
Management fees	$1,560	$1,736	$1,813
Leasing fees	1,354	1,544	2,113
Construction and development fees	2,584	5,056	5,248

(7)Investments in Unconsolidated Joint Ventures
Summarized Financial Information
As of December 31, 2020, we had equity interests in nine unconsolidated joint ventures that primarily own and operate rental properties and hold land for development.
Combined summarized financial information for the unconsolidated joint ventures at December 31, 2020 and 2019, and for the years ended December 31, 2020, 2019 and 2018, are as follows (in thousands):

	2020	2019	2018
Rental revenue	$57,952	$59,905	$60,446
Gains on land and property sales - continuing operations	$2,076	$24,099	$25,879
Net income	$19,183	$40,134	$44,372

Equity in earnings of unconsolidated joint ventures	$11,944	$31,406	$21,444

Land, buildings and tenant improvements, net	$321,803	$305,888
Construction in progress	23,507	7,747
Undeveloped land	23,653	29,518
Other assets	79,842	75,909
	$448,805	$419,062

Indebtedness	$155,539	$129,700
Other liabilities	31,946	24,208
	187,485	153,908
Owners' equity	261,320	265,154
	$448,805	$419,062

Investments in and advances to unconsolidated joint ventures (1)	$131,898	$133,074

(1) Differences between the net investment in our unconsolidated joint ventures and our underlying equity in the net assets of the ventures are primarily a result of basis differences associated with the sales of properties to joint ventures in which we retained an ownership interest. These adjustments have resulted in an aggregate difference reducing our investments in unconsolidated joint ventures by $2.7 million and $2.5 million as of December 31, 2020 and 2019, respectively. Differences between historical cost basis and the basis reflected at the joint venture level (other than loans and impairments) are typically depreciated over the life of the related asset.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The scheduled principal payments of long term debt for the unconsolidated joint ventures, at our ratable ownership percentage, for each of the next five years and thereafter as of December 31, 2020 are as follows (in thousands):

Year	Future Repayments
2021	$40,654
2022	122
2023	126
2024	131
2025	30,885
Thereafter	5,851
$77,769
In January 2021 we, and the other partner in one of our unconsolidated joint ventures, repaid the substantial majority (see Note 14) of the future repayments scheduled for 2021.

(8)Real Estate Assets, Discontinued Operations and Assets Held-for-Sale
Real Estate Assets
Real estate assets, excluding assets held-for-sale, consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Buildings and tenant improvements	$5,812,004	$5,295,336
Land and improvements	2,883,674	2,532,541
Other real estate investments (1)	49,477	165,500
Real estate assets	$8,745,155	$7,993,377

(1) Includes underutilized in-fill sites, which may have had buildings/structures on site when we acquired them, that are either (i) under lease to a third party and, after the lease ends, are expected to be redeveloped or will require significant capital expenditures before re-leasing; or (ii) industrial/logistics properties that we intend to re-lease after significant retrofitting and/or environmental remediation is completed.
Allocation of Noncontrolling Interests - General Partner
The following table illustrates the General Partner's share of the income attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income between continuing and discontinued operations to noncontrolling interests, for the years ended December 31, 2020, 2019 and 2018, respectively (in thousands):

	2020	2019	2018
Income from continuing operations attributable to common shareholders	$299,805	$428,531	$379,865
Income from discontinued operations attributable to common shareholders	110	441	3,864
Net income attributable to common shareholders	$299,915	$428,972	$383,729
Allocation of Noncontrolling Interests - Partnership
Substantially all of the income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is attributable to the common unitholders.
Assets Held-for-Sale
The following table illustrates the number of sold or held-for-sale properties:

	Held-for-Sale at December 31, 2020	Sold in 2020	Sold in 2019	Sold in 2018	Total
Properties sold or classified as held-for-sale	2	7	28	15	52

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020, two in-service properties were classified as held-for-sale, but did not meet the criteria to be classified within discontinued operations. The following table illustrates aggregate balance sheet information for properties held-for-sale (in thousands):

	Held-for-Sale Properties Included in Continuing Operations
	December 31, 2020	December 31, 2019
Land and improvements	$27,954	$4,561
Buildings and tenant improvements	44,800	18,840
Accumulated depreciation	(5,976)	(7,132)
Deferred leasing and other costs, net	936	2,100
Other assets	232	94
Total assets held-for-sale	$67,946	$18,463

Accrued expenses	$660	$643
Other liabilities	7,080	244
Total liabilities held-for-sale	$7,740	$887

(9)Indebtedness
All debt is issued directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee some of the unsecured debt of the Partnership.
Indebtedness at December 31, 2020 and 2019 consists of the following (in thousands):

	Maturity Date	Weighted Average Interest Rate	Weighted Average Interest Rate
		2020	2019	2020	2019
Fixed rate secured debt	2025 to 2035	4.56%	5.92%	$62,817	$32,287
Variable rate secured debt	2025	0.08%	1.39%	1,600	1,900
Unsecured debt	2022 to 2050	3.35%	3.71%	3,058,740	2,900,000
Unsecured line of credit	2023	1.03%	—%	295,000	—
				$3,418,157	$2,934,187
Less: Deferred financing costs				33,106	19,422
Total indebtedness as reported on consolidated balance sheets				$3,385,051	$2,914,765
Secured Debt
At December 31, 2020, our secured debt was collateralized by rental properties with a carrying value of $160.3 million and by a letter of credit in the amount of $1.6 million.
The fair value of our fixed rate secured debt at December 31, 2020 was $65.8 million. Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated market rates for all of our current fixed rate secured debt are between 1.90% and 2.70%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon Level 3 inputs.
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
During 2020, we repaid one fixed rate secured loan, totaling $9.0 million, which had a stated interest rate of 5.61%.
During 2019, we repaid three loans, totaling $41.7 million, which had a weighted average stated rate of 7.76%.
Unsecured Debt
At December 31, 2020, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 101.00% to 138.00% of face value.
The indentures (and related supplemental indentures) governing our outstanding series of notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such financial covenants at December 31, 2020.
We took the following actions during 2020 and 2019 as they pertain to our unsecured indebtedness:
•In June 2020, we issued $350.0 million of senior unsecured notes, which bear interest at a stated interest rate of 1.75%, have an effective interest rate of 1.85% and mature on July 1, 2030. Proceeds from the unsecured notes offering were primarily used to repurchase and cancel $216.3 million of 3.88% senior unsecured notes due 2022 pursuant to a tender offer completed by the Partnership in June 2020. In connection with the early cancellation of these notes, we recognized a loss of $15.1 million consisting of a repayment premium and the write-off of unamortized deferred financing costs.
•In February 2020, we issued $325.0 million of senior unsecured notes that bear interest at a stated interest rate of 3.05%, have an effective interest rate of 3.19%, and mature on March 1, 2050. Proceeds from the unsecured notes offering were primarily used to repay the $300.0 million of senior unsecured notes bearing a stated interest rate of 4.38% due 2022. In connection with the early redemption of these notes, we recognized a loss of $17.8 million consisting of a prepayment premium and the write-off of unamortized deferred financing costs.
•In November 2019, we issued $400.0 million of senior unsecured notes that bear interest at a stated interest rate of 2.88%, have an effective interest rate of 3.96% when including the impact of interest rate swap amortization from accumulated other comprehensive loss, and mature on November 15, 2029.
•In October 2019, we redeemed $250.0 million of senior unsecured notes that had a scheduled maturity date of February 15, 2021 and bore a stated interest rate of 3.88% and an effective rate of 3.91%. We recognized a loss on debt extinguishment of $6.3 million, which included a prepayment premium and the write-off of unamortized deferred financing costs.
•In August 2019, we issued $175.0 million of senior unsecured notes that bear interest at a stated interest rate of 3.38%, have an effective interest rate of 2.80%, and mature on December 15, 2027. Proceeds from the unsecured notes offering were primarily used to repay the borrowings under the unsecured line of credit.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unsecured Line of Credit
Our unsecured line of credit at December 31, 2020 is described as follows (in thousands):

			Outstanding Balance at
Description	Borrowing Capacity	Maturity Date	December 31, 2020
Unsecured Line of Credit – Partnership	$1,200,000	January 30, 2022	$295,000
The Partnership's unsecured line of credit has an interest rate on borrowings of LIBOR plus 0.875% (equal to 1.03% for our outstanding borrowings at December 31, 2020) and a maturity date of January 30, 2022, with options to extend until January 30, 2023. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $800.0 million, for a total of up to $2.00 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At December 31, 2020, we were in compliance with all financial covenants under this line of credit.
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
Changes in Fair Value
As all of our fair value debt disclosures relied primarily on Level 3 inputs, the following table summarizes the book value and changes in the fair value of our debt for the year ended December 31, 2020 (in thousands):

	Book Value at 12/31/2019	Book Value at 12/31/2020	Fair Value at 12/31/2019	Issuances and Assumptions	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 12/31/2020
Fixed rate secured debt	$32,287	$62,817	$34,547	$43,855	$(13,156)	$602	$65,848
Variable rate secured debt	1,900	1,600	1,900	—	(300)	—	1,600
Unsecured debt	2,900,000	3,058,740	3,045,485	675,000	(516,260)	183,688	3,387,913
Unsecured line of credit	—	295,000	—	295,000	—	—	295,000
Total	$2,934,187	$3,418,157	$3,081,932	$1,013,855	$(529,716)	$184,290	$3,750,361
Less: Deferred financing costs	19,422	33,106
Total indebtedness as reported on the consolidated balance sheets	$2,914,765	$3,385,051

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled Maturities and Interest Paid
At December 31, 2020, the scheduled amortization and maturities of all indebtedness, excluding fair value adjustment, for the next five years and thereafter were as follows (in thousands):

Year	Amount
2021	$4,413
2022	88,386
2023	549,893
2024	305,155
2025	5,102
Thereafter	2,461,396
$3,414,345
The Partnership’s unsecured line of credit is reflected in the table above as maturing in January 2023, based on the ability to exercise the two six-month extension options from its stated maturity date of January 2022. The amount of interest paid in 2020, 2019 and 2018 was $104.6 million, $111.8 million and $108.2 million, respectively. The amount of interest capitalized in 2020, 2019 and 2018 was $24.3 million, $26.5 million and $27.2 million, respectively.

(10)Segment Reporting
Reportable Segments
As of December 31, 2020, we had two reportable operating segments, the first consisting of the ownership and rental of industrial real estate investments. We continue to increase our investments in quality industrial properties largely based on anticipated geographic trends in supply and demand for industrial buildings, as well as the real estate needs of our major tenants that operate on a national level. We treat our industrial properties as a single operating and reportable segment based on our method of internal reporting. Properties not included in our reportable segment, because they are not industrial properties and do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are generally referred to as non-reportable Rental Operations. Our non-reportable Rental Operations primarily include our remaining office properties and medical office property at December 31, 2020. The operations of our industrial properties, as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations."
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

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues by Reportable Segment
The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues, for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Revenues
Rental Operations:
Industrial	$921,612	$848,806	$775,713
Non-reportable Rental Operations	5,995	5,794	7,862
Service Operations	64,004	117,926	162,551
Total segment revenues	991,611	972,526	946,126
Other revenue	1,587	1,233	1,744
Consolidated revenue from continuing operations	993,198	973,759	947,870
Discontinued operations	—	—	117
Consolidated revenue	$993,198	$973,759	$947,987
Major Customer
The table below shows the revenues from a major customer from each of our reportable segments (in thousands):

	Twelve Months Ended December 31,
	2020	2019	2018
Revenues
Rental Operations - Industrial	$92,986	$63,805	$56,649
Service Operations	32,771	45,177	44,532
We generated more than 10% of our total revenues from this customer for the year ended December 31, 2020. Revenues from Rental Operations relate to leasing properties to this customer. Revenues from Service Operations for this customer pertained primarily to general contractor services, and the construction costs paid to subcontractors and the associated revenues from billing this customer for those costs are recorded on a gross basis.
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

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We evaluate the performance of our Service Operations reportable segment using net income or loss, as allocated to that segment ("Earnings from Service Operations").The following table shows a reconciliation of our segment-level measures of profitability to consolidated income from continuing operations before income taxes, for the years ended December 31, 2020, 2019 and 2018 (in thousands and excluding discontinued operations):

	2020	2019	2018
PNOI
Industrial	$653,028	$588,386	$515,483
Non-reportable Rental Operations	5,020	3,811	5,264
PNOI, excluding all sold properties	658,048	592,197	520,747
PNOI from sold properties included in continuing operations	7,763	25,924	43,609
PNOI, continuing operations	665,811	618,121	564,356

Earnings from Service Operations	6,028	6,360	8,642

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	25,865	21,197	24,604
Revenues related to lease buyouts	2,863	1,611	23
Amortization of lease concessions and above and below market rents	8,984	7,802	2,332
Intercompany rents and other adjusting items	(1,473)	1,012	1,271
Non-Segment Items:
Equity in earnings of unconsolidated joint ventures	11,944	31,406	21,444
Interest expense	(93,442)	(89,756)	(85,006)
Depreciation and amortization expense	(353,013)	(327,223)	(312,217)
Gain on sale of properties	127,700	234,653	204,988
Impairment charges	(5,626)	—	—
Interest and other income, net	1,721	9,941	17,234
General and administrative expenses	(62,404)	(60,889)	(56,218)
Gain on land sales	10,458	7,445	10,334
Other operating expenses	(8,209)	(5,318)	(5,231)
Loss on extinguishment of debt	(32,900)	(6,320)	(388)
Gain on involuntary conversion	4,312	2,259	—
Non-incremental costs related to successful leases	(12,292)	(12,402)	—
Other non-segment revenues and expenses, net	1,210	986	(3,972)
Income from continuing operations before income taxes	$297,537	$440,885	$392,196
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
Assets by Reportable Segment
 The assets for each of the reportable segments at December 31, 2020 and 2019 were as follows (in thousands):

	December 31, 2020	December 31, 2019
Assets
Rental Operations:
Industrial	$8,709,960	$7,843,302
Non-reportable Rental Operations	35,292	39,700
Service Operations	160,194	150,882
Total segment assets	8,905,446	8,033,884
Non-segment assets	205,948	386,678
Consolidated assets	$9,111,394	$8,420,562

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to revenues and PNOI, we also review our second generation capital expenditures in measuring the performance of our individual Rental Operations segments. We review these expenditures to determine the costs associated with re-leasing vacant space and maintaining the condition of our properties. Our second generation capital expenditures are included within "second generation tenant improvements, leasing costs and building improvements" in our consolidated statements of Cash Flows and are primarily attributable to the industrial segment for the years ended December 31, 2020, 2019 and 2018.

(11)Employee Benefit Plans
We maintain a 401(k) plan for our eligible employees. We make matching contributions of 50% of the employee salary deferral contributions up to 6% of eligible compensation and may also make annual discretionary contributions. A discretionary contribution was declared at the end of 2020, 2019 and 2018. The total expense recognized for this plan was $2.2 million, $2.1 million and $1.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

(12)Shareholders' Equity of the General Partner and Partners' Capital of the Partnership
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
During 2020, the General Partner issued 4.6 million common shares pursuant to its ATM equity program, generating gross proceeds of $177.1 million and, after deducting commissions and other costs, net proceeds of $175.0 million. The proceeds from these offerings were contributed to the Partnership and used to fund development activities.
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

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)Stock Based Compensation
We are authorized to issue up to 10.3 million shares of the General Partner's common stock under our stock-based employee and non-employee compensation plans. Executive officers may elect to receive Long-Term Incentive Plan Units ("LTIP Units"), which represent an interest in the Partnership, in lieu of stock based compensation awards denominated in the General Partner's common stock.
Restricted Stock Units ("RSUs")
Under our 2015 Long-Term Incentive Plan, which was approved by the General Partner's shareholders in April 2015, and our 2015 Non-Employee Directors Compensation Plan (collectively, the "Compensation Plans"), RSUs may be granted to non-employee directors, executive officers and selected employees. An RSU is economically equivalent to a share of the General Partner's common stock, and RSUs are valued based on the market price of the General Partner's common stock on the date of the award. Amounts disclosed below include both RSUs and any elected LTIP Units, which have the same vesting schedule as RSUs.
RSUs granted to employees from 2015 to 2020 vest ratably in most cases over a three-year period and are payable in shares of our common stock with a new share of such common stock issued upon each RSU's vesting. RSUs granted to existing non-employee directors vest 100% over one year and have contractual lives of one year.
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
The following table summarizes transactions for our unvested RSUs, excluding dividend equivalents, for 2020:

Restricted Stock Units	Number of RSUs	Weighted Average Grant-Date Fair Value
December 31, 2019	748,180	$27.73
Granted in 2020	354,393	$37.28
Vested in 2020	(411,593)	$27.15
Forfeited in 2020	(12,177)	$32.35
December 31, 2020	678,803	$32.98
Compensation cost recognized for RSUs totaled $12.1 million, $11.0 million and $11.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
As of December 31, 2020, there was $6.5 million of total unrecognized compensation expense related to nonvested RSUs granted under the Plan, which is expected to be recognized over a weighted average period of 1.7 years.
The total intrinsic value (which is equal to the value of a share of the General Partner's common stock on the date of vesting) of RSUs vested during the years ended December 31, 2020, 2019 and 2018 was $15.4 million, $17.7 million and $18.3 million, respectively.
The weighted average grant-date fair value of RSUs granted during 2019 and 2018 was $29.98 and $25.38, respectively.
The weighted average grant-date fair value of nonvested RSUs as of December 31, 2018 was $23.36.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance-Based Awards
A portion of the annual stock-based compensation awards granted to our executive officers annually include performance conditions, measured over a three-year performance period, based on pre-established goals for growth in a defined adjusted funds from operations (“AFFO”) metric. These performance-based awards disclosed below include awards denominated in both common shares of the General Partner or LTIP Units. The total number of instruments issued at the end of each performance period may be earned in a range from 0% to 200% of the target value of the award depending on our AFFO performance relative to the pre-established goals.
To the extent that a recipient of these performance-based awards is not determined to be retirement eligible, as defined by the Compensation Plans, we recognize expense on a straight-line basis over the performance period based on the most likely payout percentage at each reporting period for each grant to the extent that a payout is determined to be probable. Expense is recognized immediately at the date of grant, based on the most likely payout percentage to the extent that a payout is determined to be probable, when a recipient is retirement eligible, and expense is accelerated to the extent that a participant will become retirement eligible prior to the end of the performance period of an award.
Details on the unvested amounts of these annual grants by performance period are as follows:

Performance-Based Awards	Unvested Awards Outstanding	Unvested Weighted Average Grant Date Fair Value
Unvested awards at December 31, 2019	227,697	$27.50
Above target performance adjustment	122,281	$25.37
Vested in 2020	(244,562)	$25.37
Granted in 2020	102,296	$37.29
Unvested awards at December 31, 2020	207,712	$33.58
To the extent that performance-based awards are denominated in LTIP units, the above target component of such awards that vest are subject to an additional two year holding period. A summary of vested awards still subject to the two year holding period is as follows:

Vested LTIP Awards Outstanding
Vested Awards at December 31, 2019	243,171
Vested in 2020	185,232
Completed holding period in 2020	(105,834)
Vested Awards at December 31, 2020	322,569
Compensation cost recognized for these performance-based awards totaled $7.8 million, $6.2 million and $5.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
As of December 31, 2020, there was $913,000 of total unrecognized compensation expense related to nonvested performance-based awards, which is expected to be recognized over a weighted average period of 1.5 years.
The weighted average grant-date fair value, per instrument, for these performance-based awards granted during 2019 and 2018 was $29.98 and $25.37.
The weighted average grant-date fair value of these nonvested performance-based awards as of December 31, 2018 was $25.32.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)Commitments and Contingencies
The Partnership has guaranteed the repayment of $20.1 million of economic development bonds issued by various municipalities in connection with certain commercial developments. We may be required to make payments under our guarantees to the extent that incremental taxes from specified developments are not sufficient to pay the bond debt service. Management does not believe that it is probable that we will be required to make any significant payments in satisfaction of these guarantees.
The Partnership also has guaranteed the repayment of loans associated with two of our unconsolidated joint ventures. At December 31, 2020, the maximum guarantee exposure for these loans was approximately $81.3 million. In January 2021, we, and the other partner in one of these unconsolidated joint ventures, repaid one of these guaranteed loans, totaling $69.8 million, which was scheduled to mature in November 2021.
We lease certain land positions with lease terms extending to April 1, 2082, and a total future payment obligation of $225.2 million at December 31, 2020. No payments on these ground leases are material in any individual year.
In addition to ground leases, we are party to other operating leases as part of conducting our business, including leases of office space from third parties, with a total future payment obligation of $27.9 million at December 31, 2020. No future payments on these leases are material in any individual year.
We are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions is not expected to materially affect our consolidated financial statements or results of operations.
We own certain parcels of land that are subject to special property tax assessments levied by quasi municipal entities. To the extent that such special assessments are fixed and determinable, the discounted value of the full assessment is recorded as a liability. We have $961,000 of such special assessment liabilities, which are included within other liabilities on our Consolidated Balance Sheets as of December 31, 2020.

(15)Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on January 27, 2021:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common	$0.255	February 16, 2021	February 26, 2021
Issuance of Senior Unsecured Notes
In January 2021, we issued $450.0 million of senior unsecured notes that bear a stated interest rate of 1.75%, have an effective interest rate of 1.83%, and mature on February 1, 2031. Proceeds from the unsecured notes offering were initially applied to pay down outstanding borrowings on the line of credit as of December 31, 2020, and we intend to allocate an amount equal to the net proceeds from the offering to the financing or refinancing of eligible green projects.

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2020 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2020
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Atlanta, Georgia
Airport Distribution 3781	Industrial	—	4,064	11,383	320	4,064	11,703	15,767	3,211	2002	2014

Aurora, Illinois
Meridian Business 880	Industrial	—	963	4,625	1,420	963	6,045	7,008	3,170	2000	2000
4220 Meridian Parkway	Industrial	—	970	3,512	102	970	3,614	4,584	1,440	2004	2004
Butterfield 2805	Industrial	—	9,185	10,795	5,857	9,272	16,565	25,837	10,641	2008	2008
Meridian Business 940	Industrial	—	2,674	6,923	2,458	2,674	9,381	12,055	3,003	1998	2012
Butterfield 4000	Industrial	—	3,132	12,639	70	3,132	12,709	15,841	3,186	2016	2016
Butterfield 2850	Industrial	—	11,317	18,305	130	11,317	18,435	29,752	5,402	2016	2016
Butterfield 4200	Industrial	—	5,777	13,108	2,762	5,967	15,680	21,647	4,985	2016	2016
Butterfield 2865	Industrial	—	28,151	41,112	14	28,151	41,126	69,277	10,377	2017	2017

Austell, Georgia
Hartman Business 7545	Industrial	—	2,640	21,471	43	2,640	21,514	24,154	7,835	2008	2012
240 The Bluffs	Industrial	—	6,138	15,447	3,086	6,138	18,533	24,671	1,505	2018	2018

Avenel, New Jersey
Paddock 1	Industrial	—	20,861	15,408	—	20,861	15,408	36,269	415	2020	2020

Baltimore, Maryland
Chesapeake Commerce 5901	Industrial	—	3,345	1,355	3,855	3,365	5,190	8,555	3,507	2008	2008
Chesapeake Commerce 5003	Industrial	—	6,488	7,087	5,656	6,546	12,685	19,231	6,101	2008	2008
Chesapeake Commerce 2010	Industrial	—	37,557	38,011	109	37,971	37,706	75,677	20,215	2014	2014
Chesapeake Commerce 5501	Industrial	—	13,724	8,043	5,511	13,782	13,496	27,278	6,017	2014	2014
Chesapeake Commerce 1500	Industrial	—	8,289	10,268	105	8,333	10,329	18,662	3,675	2016	2016
Chesapeake Commerce 5900	Industrial	—	5,567	6,100	876	5,567	6,976	12,543	1,824	2017	2017
Chesapeake Commerce 6000	Industrial	—	2,418	10,369	—	2,418	10,369	12,787	409	2020	2020

Batavia, Ohio
S Afton Industrial Park 3001	Industrial	—	5,729	20,717	—	5,729	20,717	26,446	1,800	2019	2019

Baytown, Texas
4570 E. Greenwood	Industrial	—	9,323	5,934	—	9,323	5,934	15,257	5,348	2005	2007

Bloomingdale, Georgia
Morgan Business Center 400	Industrial	—	18,385	44,455	520	18,385	44,975	63,360	6,797	2017	2017

Bolingbrook, Illinois
250 East Old Chicago Road	Industrial	—	1,229	4,038	142	1,229	4,180	5,409	1,617	2005	2005
Crossroads 2	Industrial	—	1,134	5,434	502	1,134	5,936	7,070	2,113	1998	2010
Crossroads 375	Industrial	—	1,064	4,371	535	1,064	4,906	5,970	1,802	2000	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2020 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2020
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Crossroads Parkway 370	Industrial	—	2,409	4,236	881	2,409	5,117	7,526	2,138	1989	2011
Crossroads Parkway 605	Industrial	—	3,656	7,587	2,747	3,656	10,334	13,990	3,393	1998	2011
Crossroads Parkway 335	Industrial	—	2,574	8,342	779	2,574	9,121	11,695	3,098	1997	2012

Boynton Beach, Florida
Gateway Center 1103	Industrial	—	4,271	5,313	1,988	4,271	7,301	11,572	3,370	2002	2010
Gateway Center 3602	Industrial	—	2,006	4,584	208	2,006	4,792	6,798	1,876	2002	2010
Gateway Center 3402	Industrial	—	2,381	3,218	462	2,381	3,680	6,061	1,612	2002	2010
Gateway Center 2055	Industrial	—	1,800	2,583	193	1,800	2,776	4,576	1,196	2000	2010
Gateway Center 2045	Industrial	—	1,238	1,541	797	1,238	2,338	3,576	964	2000	2010
Gateway Center 2035	Industrial	—	1,238	1,304	699	1,238	2,003	3,241	863	2000	2010
Gateway Center 2025	Industrial	—	1,800	2,658	218	1,800	2,876	4,676	1,256	2000	2010
Gateway Center 1926	Industrial	—	4,781	9,900	1,482	4,781	11,382	16,163	4,844	2004	2010

Braselton, Georgia
Braselton Business 920	Industrial	—	1,365	7,713	4,921	1,529	12,470	13,999	6,435	2001	2001
625 Braselton Pkwy	Industrial	—	4,355	21,010	5,752	5,417	25,700	31,117	10,540	2006	2005
1350 Braselton Parkway	Industrial	—	8,227	8,856	4,110	8,227	12,966	21,193	10,130	2008	2008

Brentwood, Tennessee
Brentwood South Business 7104	Industrial	—	1,065	4,410	1,924	1,065	6,334	7,399	3,317	1987	1999
Brentwood South Business 7106	Industrial	—	1,065	1,844	1,974	1,065	3,818	4,883	2,078	1987	1999
Brentwood South Business 7108	Industrial	—	848	3,233	1,274	848	4,507	5,355	2,504	1989	1999

Bridgeton, Missouri
DukePort 13870	Industrial	—	1,912	4,562	643	1,912	5,205	7,117	1,710	1996	2010
DukePort 13890	Industrial	—	1,323	2,223	237	1,323	2,460	3,783	843	1997	2010
DukePort 4730	Industrial	—	540	2,690	481	540	3,171	3,711	1,081	1998	2010
DukePort 13269	Industrial	—	1,498	5,752	417	1,498	6,169	7,667	2,900	1999	2010
DukePort 4745	Industrial	—	751	3,622	419	751	4,041	4,792	1,439	1999	2010
DukePort 13201	Industrial	—	2,227	5,459	2,139	2,228	7,597	9,825	3,242	2001	2010

Brooklyn Park, Minnesota
7300 Northland Drive	Industrial	—	700	5,289	640	703	5,926	6,629	3,223	1999	1998
Crosstown North 9201	Industrial	—	835	4,433	1,536	1,121	5,683	6,804	3,162	1998	1999
Crosstown North 8400	Industrial	—	2,079	4,926	2,308	2,233	7,080	9,313	3,754	1999	1999
Crosstown North 9100	Industrial	—	1,079	3,743	1,009	1,166	4,665	5,831	2,442	2000	2000
Crosstown North 9200	Industrial	—	1,222	2,674	2,690	1,256	5,330	6,586	2,014	2005	2005
Crosstown North 7601	Industrial	—	2,998	7,472	885	2,998	8,357	11,355	3,127	2005	2005

Buena Park, California
6280 Artesia Boulevard	Industrial	—	28,582	5,010	769	28,582	5,779	34,361	921	2005	2017

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2020 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2020
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired

Carol Stream, Illinois
Carol Stream 815	Industrial	—	3,037	11,210	1,739	3,037	12,949	15,986	5,602	2004	2003
Carol Stream 640	Industrial	—	876	3,200	495	876	3,695	4,571	1,365	1999	2010
Carol Stream 370	Industrial	—	1,319	5,960	828	1,332	6,775	8,107	2,492	2002	2010
250 Kehoe Boulevard	Industrial	—	1,715	7,552	336	1,715	7,888	9,603	2,754	2008	2011
Carol Stream 720	Industrial	—	4,031	17,759	1,019	4,751	18,058	22,809	6,532	1999	2011

Carson, California
20915 S Wilmington Ave	Industrial	—	24,350	7,934	—	24,350	7,934	32,284	—	1996	2020

Carteret, New Jersey
900 Federal Blvd.	Industrial	—	2,088	24,712	15	2,088	24,727	26,815	3,443	2017	2017

Chino, California
13799 Monte Vista	Industrial	—	14,046	8,236	2,230	14,046	10,466	24,512	6,165	2013	2013

Cincinnati, Ohio
311 Elm Street - Leasehold Improvements	Other	—	—	68	628	—	696	696	334	1986	1993
Kenwood Commons 8230	Office	549	638	43	1,380	638	1,423	2,061	663	1986	1993
Kenwood Commons 8280	Office	1,051	638	283	1,791	638	2,074	2,712	1,024	1986	1993
World Park 5389	Industrial	—	963	5,550	1,457	963	7,007	7,970	2,286	1994	2010
World Park 5232	Industrial	—	1,078	5,074	717	1,077	5,792	6,869	1,834	1997	2010
World Park 5399	Industrial	—	739	5,251	832	740	6,082	6,822	2,331	1998	2010
World Park 5265	Industrial	—	2,118	11,597	4,333	2,118	15,930	18,048	5,269	2015	2010

City of Industry, California
825 Ajax Ave	Industrial	—	38,930	27,627	8,133	38,930	35,760	74,690	4,902	2017	2017
14508 Nelson Ave	Industrial	—	26,162	25,210	—	26,162	25,210	51,372	—	2010	2020

College Park, Georgia
2929 Roosevelt Highway	Industrial	—	9,419	17,205	—	9,419	17,205	26,624	624	2020	2020

College Station, Texas
Baylor College Station MOB	Medical Office	—	5,551	33,770	5,149	5,551	38,919	44,470	15,535	2013	2013

Columbus, Ohio
RGLP Intermodal North 9224	Industrial	—	1,550	19,873	888	1,550	20,761	22,311	3,268	2016	2016
RGLP Intermodal S 9799	Industrial	—	13,065	44,159	239	13,065	44,398	57,463	4,577	2018	2018

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2020 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2020
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Coppell, Texas
Freeport X	Industrial	—	2,145	12,784	3,624	2,145	16,408	18,553	6,902	2004	2004
Point West 400	Industrial	—	10,181	12,803	9,076	10,475	21,585	32,060	12,914	2008	2008
Point West 240	Industrial	—	6,785	11,700	6,133	7,519	17,099	24,618	9,999	2008	2008
Point West 120	Industrial	—	3,267	8,695	1,024	3,267	9,719	12,986	4,260	2015	2015

Corona, California
1283 Sherborn Street	Industrial	—	8,677	13,575	66	8,677	13,641	22,318	5,555	2005	2011

Cranbury, New Jersey
311 Half Acre Road	Industrial	—	6,600	14,106	112	6,600	14,218	20,818	4,315	2004	2013
315 Half Acre Road	Industrial	—	14,100	29,188	645	14,100	29,833	43,933	8,969	2004	2013

Davenport, Florida
Park 27 Distribution 210	Industrial	—	1,143	5,052	600	1,198	5,597	6,795	2,512	2003	2003
Park 27 Distribution 220	Industrial	—	4,374	5,066	5,850	4,502	10,788	15,290	6,102	2007	2007

Davie, Florida
Westport Business Park 2555	Industrial	—	1,200	1,276	69	1,200	1,345	2,545	805	1991	2011
Westport Business Park 2501	Industrial	—	1,088	779	238	1,088	1,017	2,105	647	1991	2011
Westport Business Park 2525	Industrial	—	2,363	5,791	1,277	2,363	7,068	9,431	2,737	1991	2011

Deer Park, Texas
801 Seaco Court	Industrial	—	2,331	4,673	627	2,331	5,300	7,631	1,972	2006	2012

Des Moines, Washington
21202 24th Ave South	Industrial	—	18,720	36,496	43	18,720	36,539	55,259	3,341	2018	2018
21402 24th Ave South	Industrial	—	18,970	31,048	1,176	18,970	32,224	51,194	2,769	2018	2018

Duluth, Georgia
Sugarloaf 2775	Industrial	—	560	4,298	1,156	560	5,454	6,014	2,809	1997	1999
Sugarloaf 3079	Industrial	—	776	4,536	3,690	776	8,226	9,002	4,200	1998	1999
Sugarloaf 2855	Industrial	—	765	2,618	1,562	765	4,180	4,945	2,231	1999	1999
Sugarloaf 6655	Industrial	—	1,651	6,804	859	1,651	7,663	9,314	3,390	1998	2001
2625 Pinemeadow Court	Industrial	—	732	3,107	676	732	3,783	4,515	1,230	1994	2010
2660 Pinemeadow Court	Industrial	—	459	2,228	99	459	2,327	2,786	1,188	1996	2010
2450 Satellite Boulevard	Industrial	—	473	1,741	446	473	2,187	2,660	827	1994	2010

DuPont, Washington
2700 Center Drive	Industrial	—	34,413	37,943	520	34,582	38,294	72,876	15,590	2013	2013
2800 Center Drive	Industrial	—	21,025	48,060	—	21,025	48,060	69,085	—	2020	2020
2900 Center Drive	Industrial	—	34,692	71,066	—	34,692	71,066	105,758	—	2020	2020
2980 Center Drive	Industrial	—	15,956	17,527	—	15,956	17,527	33,483	—	1996	2020
Center Drive trailer lot	Grounds	—	3,252	—	—	3,252	—	3,252	—	n/a	2020

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2020 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2020
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired

Durham, North Carolina
Centerpoint Raleigh 1805	Industrial	—	4,110	10,343	5,151	4,110	15,494	19,604	6,374	2000	2011
Centerpoint Raleigh 1757	Industrial	—	2,998	8,722	14	2,998	8,736	11,734	3,059	2007	2011

Eagan, Minnesota
Apollo 920	Industrial	—	866	3,234	2,022	895	5,227	6,122	3,025	1997	1997
Apollo 940	Industrial	—	474	2,092	794	474	2,886	3,360	1,511	2000	2000
Apollo 950	Industrial	—	1,432	5,988	127	1,432	6,115	7,547	3,171	2000	2000
2015 Silver Bell Road	Industrial	—	1,740	4,180	2,908	1,740	7,088	8,828	3,861	1999	1999
Trapp 1279	Industrial	—	671	3,441	994	691	4,415	5,106	2,347	1996	1998
Trapp 1245	Industrial	—	1,250	5,424	1,657	1,250	7,081	8,331	3,957	1998	1998

Earth City, Missouri
Corporate Trail 3655	Industrial	—	2,850	4,597	2,278	2,875	6,850	9,725	4,422	2006	2006

East Point, Georgia
Camp Creek 2400	Industrial	—	296	627	2,259	300	2,882	3,182	1,435	1988	2001
Camp Creek 2600	Industrial	—	364	824	1,642	368	2,462	2,830	1,327	1990	2001
Camp Creek 3201	Industrial	—	1,937	7,426	4,202	1,937	11,628	13,565	5,578	2004	2004
Camp Creek 3900	Industrial	—	287	2,919	2,210	286	5,130	5,416	2,238	2005	2005
Camp Creek 3909	Industrial	—	5,687	1,309	26,508	15,168	18,336	33,504	17,337	2014	2006
Camp Creek 4200	Industrial	—	2,065	7,037	3,687	2,438	10,351	12,789	6,943	2006	2006
Camp Creek 3000	Industrial	—	1,163	1,020	1,479	1,258	2,404	3,662	1,809	2007	2007
Camp Creek 4800	Industrial	—	2,476	3,906	2,317	2,740	5,959	8,699	3,714	2008	2008
Camp Creek 4100	Industrial	—	3,130	9,115	553	3,327	9,471	12,798	3,787	2013	2013
Camp Creek 3700	Industrial	—	1,878	3,842	100	1,883	3,937	5,820	2,044	2014	2014
Camp Creek 4909	Industrial	—	7,807	14,321	3,777	7,851	18,054	25,905	5,329	2016	2016
Camp Creek 3707	Industrial	—	7,282	20,538	3	7,282	20,541	27,823	5,527	2017	2017
Camp Creek 4505	Industrial	—	4,505	9,697	3,489	4,505	13,186	17,691	2,130	2017	2017
Site S Parking Lot	Grounds	—	4,469	—	303	4,772	—	4,772	663	n/a	2018
Camp Creek 4900	Industrial	—	3,244	7,758	599	3,244	8,357	11,601	822	2019	2019
Camp Creek 4850	Industrial	—	5,428	7,169	—	5,428	7,169	12,597	335	2020	2020

Easton, Pennsylvania
33 Logistics Park 1610	Industrial	—	24,752	55,500	1,939	24,869	57,322	82,191	17,780	2016	2016
33 Logistics Park 1611	Industrial	—	17,979	20,882	1,970	17,979	22,852	40,831	6,324	2017	2017
33 Logistics Park 1620	Industrial	—	29,786	33,023	1,250	29,729	34,330	64,059	5,316	2018	2018

Elk Grove Village, Illinois
1717 Busse Road	Industrial	—	3,602	18,065	37	3,602	18,102	21,704	5,965	2004	2011
901 Chase Avenue	Industrial	—	10,405	8,961	—	10,405	8,961	19,366	477	2020	2020

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2020 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2020
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired

Ellenwood, Georgia
2529 Old Anvil Block	Industrial	—	4,664	9,265	446	4,664	9,711	14,375	3,523	2014	2014

Fairfield, Ohio
Union Centre Industrial 6019	Industrial	—	5,635	6,576	2,706	5,635	9,282	14,917	5,769	2008	2008
Union Centre Industrial 5855	Industrial	—	3,009	15,387	2,063	3,009	17,450	20,459	3,732	2016	2016
Fairfield Logistics Ctr 7940	Industrial	—	4,679	8,237	2,177	4,689	10,404	15,093	1,168	2018	2018

Fishers, Indiana
Exit 5 9998	Industrial	—	581	2,561	1,084	581	3,645	4,226	1,773	1999	1999
Exit 5 9888	Industrial	—	555	2,498	1,516	555	4,014	4,569	2,269	2000	2000

Flower Mound, Texas
Lakeside Ranch 550	Industrial	—	9,861	19,299	494	9,861	19,793	29,654	10,813	2007	2011
Lakeside Ranch 1001	Industrial	—	5,662	23,061	2,278	5,662	25,339	31,001	2,006	2019	2019
Lakeside Ranch 350	Industrial	—	3,665	10,105	3,734	3,665	13,839	17,504	628	2019	2019

Fontana, California
14970 Jurupa Ave	Grounds	—	17,306	—	—	17,306	—	17,306	962	n/a	2016
7953 Cherry Ave	Industrial	—	6,704	12,521	824	6,704	13,345	20,049	2,591	2017	2017
9988 Redwood Ave	Industrial	—	7,755	16,326	695	7,755	17,021	24,776	3,708	2016	2017
11250 Poplar Ave	Industrial	—	18,138	33,586	—	18,138	33,586	51,724	6,313	2016	2017
16171 Santa Ana Ave	Industrial	—	13,681	13,331	89	13,681	13,420	27,101	1,646	2018	2018

Fort Lauderdale, Florida
Interstate 95 2200	Industrial	—	9,332	13,401	2,123	9,332	15,524	24,856	2,513	2017	2017
Interstate 95 2100	Industrial	—	10,948	18,681	—	10,948	18,681	29,629	2,703	2017	2017

Fort Worth, Texas
Riverpark 3300	Industrial	—	3,975	10,633	647	3,975	11,280	15,255	6,637	2007	2011

Franklin, Tennessee
Aspen Grove Business 277	Industrial	—	936	2,919	4,014	936	6,933	7,869	3,695	1996	1999
Aspen Grove Business 320	Industrial	—	1,151	5,824	1,345	1,151	7,169	8,320	3,845	1996	1999
Aspen Grove Business 305	Industrial	—	970	4,677	1,097	970	5,774	6,744	3,128	1998	1999
Aspen Grove Business 400	Industrial	—	492	1,677	1,199	492	2,876	3,368	1,174	2002	2002
Brentwood South Business 119	Industrial	—	569	1,063	1,625	569	2,688	3,257	1,390	1990	1999
Brentwood South Business 121	Industrial	—	445	1,563	431	445	1,994	2,439	1,051	1990	1999
Brentwood South Business 123	Industrial	—	489	962	1,347	489	2,309	2,798	1,280	1990	1999

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2020 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2020
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Franklin Park, Illinois
11501 West Irving Park Road	Industrial	—	3,900	2,702	1,585	3,900	4,287	8,187	2,095	2007	2007

Fullerton, California
500 Burning Tree Rd	Industrial	—	7,336	4,435	—	7,336	4,435	11,771	935	1991	2018
700 Burning Tree Rd	Industrial	—	5,001	4,915	—	5,001	4,915	9,916	642	1991	2018

Garden City, Georgia
Aviation Court Land	Grounds	—	1,509	—	—	1,509	—	1,509	283	n/a	2006

Garner, North Carolina
Greenfield North 600	Industrial	—	597	2,456	536	598	2,991	3,589	1,167	2006	2011

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2020 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2020
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Greenfield North 700	Industrial	—	468	2,054	295	469	2,348	2,817	873	2007	2011
Greenfield North 800	Industrial	—	438	5,772	579	440	6,349	6,789	1,991	2004	2011
Greenfield North 900	Industrial	—	422	5,792	1,762	425	7,551	7,976	2,412	2007	2011
Greenfield North 1000	Industrial	—	1,897	6,026	96	1,979	6,040	8,019	1,924	2016	2016
Greenfield North 1001	Industrial	—	2,517	5,494	2,523	2,610	7,924	10,534	1,761	2017	2017
N. Greenfield Pkwy Ground DCLP	Grounds	—	189	222	10	189	232	421	220	n/a	2015
Greenfield North 1100	Industrial	—	1,870	5,623	—	1,870	5,623	7,493	187	2020	2020
Greenfield North 1201	Industrial	—	3,462	6,909	—	3,462	6,909	10,371	205	2020	2020

Geneva, Illinois
1800 Averill Road	Industrial	—	3,189	11,582	7,640	4,778	17,633	22,411	5,667	2013	2011

Gibsonton, Florida
Tampa Regional Ind Park 13111	Industrial	—	10,547	8,662	2,008	10,547	10,670	21,217	2,680	2017	2017
Tampa Regional Ind Park 13040	Industrial	—	13,184	13,475	2,118	13,184	15,593	28,777	2,277	2018	2018

Glendale Heights, Illinois
990 North Avenue	Industrial	—	12,144	5,933	3,812	12,324	9,565	21,889	1,127	2018	2018

Grand Prairie, Texas
Grand Lakes 4003	Industrial	—	8,106	9,124	15,348	9,595	22,983	32,578	11,533	2017	2006
Grand Lakes 3953	Industrial	—	11,853	11,851	13,717	11,853	25,568	37,421	15,001	2008	2008
1803 W. Pioneer Parkway	Industrial	—	7,381	15,389	45	7,381	15,434	22,815	8,515	2008	2011
Grand Lakes 4053	Industrial	—	2,468	6,599	1,242	2,468	7,841	10,309	1,172	2018	2018

Groveport, Ohio
Groveport Commerce Center 6200	Industrial	—	1,049	5,123	2,786	1,049	7,909	8,958	4,499	1999	1999
Groveport Commerce Center 6300	Industrial	—	510	2,395	2,309	510	4,704	5,214	2,363	2000	2000
Groveport Commerce Center 6295	Industrial	—	435	5,435	2,054	435	7,489	7,924	3,818	2000	2000
Groveport Commerce Center 6405	Industrial	—	1,207	10,322	992	1,207	11,314	12,521	4,496	2005	2005
RGLP North 2842	Industrial	—	5,680	22,366	6	5,680	22,372	28,052	6,266	2008	2010

Hayward, California
24493 Clawiter Road	Industrial	—	23,835	1,525	—	23,835	1,525	25,360	637	1964	2020

Hazelwood, Missouri
Lindbergh Distribution 5801	Industrial	—	8,200	9,304	3,823	8,491	12,836	21,327	7,101	2007	2007

Hebron, Kentucky
Hebron 2305	Industrial	—	8,855	10,797	19,323	9,511	29,464	38,975	22,943	2006	2006

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2020 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2020
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Hebron 2285	Industrial	—	6,790	6,730	5,209	6,813	11,916	18,729	7,609	2007	2007
Skyport 2350	Industrial	—	898	5,777	1,014	1,428	6,261	7,689	2,092	1997	2010
Skyport 2250	Industrial	—	1,190	8,771	395	1,190	9,166	10,356	3,268	1999	2010
Skyport 2245	Industrial	—	1,714	8,305	1,091	1,714	9,396	11,110	3,235	2000	2010
Skyport 2265	Industrial	—	1,153	6,038	975	1,153	7,013	8,166	2,601	2006	2010
Southpark 1990	Industrial	—	366	8,344	—	366	8,344	8,710	1,642	2016	2016

Hialeah, Florida
Countyline Corporate Park 3740	Industrial	—	18,934	11,560	45	18,934	11,605	30,539	2,400	2018	2018
Countyline Corporate Park 3780	Industrial	—	21,445	22,144	100	21,445	22,244	43,689	3,150	2018	2018
Countyline Corporate Park 3760	Industrial	—	32,802	52,633	93	32,802	52,726	85,528	6,447	2018	2018
Countyline Corporate Park 3840	Industrial	—	15,906	14,953	266	15,906	15,219	31,125	2,172	2018	2018
Countyline Corporate Park 3850	Industrial	—	18,270	17,567	156	18,270	17,723	35,993	1,452	2019	2019
Countyline Corporate Park 3870	Industrial	—	17,605	17,068	90	17,605	17,158	34,763	1,342	2019	2019

Hialeah Gardens, Florida
Miami Ind Logistics Ctr 15002	Industrial	—	10,671	14,071	2,696	10,671	16,767	27,438	3,430	2017	2017
Miami Ind Logistics Ctr 14802	Industrial	—	10,800	14,236	3,635	10,800	17,871	28,671	3,378	2017	2017
Miami Ind Logistics Ctr 10701	Industrial	—	13,048	17,204	2,636	13,048	19,840	32,888	4,384	2017	2017

Hopkins, Minnesota
Cornerstone 401	Industrial	—	1,454	7,623	2,533	1,454	10,156	11,610	5,751	1996	1997

Houston, Texas
Point North 8210	Industrial	—	3,125	2,178	2,673	3,125	4,851	7,976	3,442	2008	2008
Point North 8120	Industrial	—	4,210	2,108	4,559	4,581	6,296	10,877	2,796	2013	2013
Point North 8111	Industrial	—	3,957	15,093	642	3,957	15,735	19,692	4,801	2014	2014
Point North 8411	Industrial	—	5,333	6,946	1,271	5,333	8,217	13,550	2,708	2015	2015
Westland 8323	Industrial	—	4,183	2,574	3,642	4,417	5,982	10,399	4,189	2008	2008
Westland 13788	Industrial	—	3,246	8,338	969	3,246	9,307	12,553	4,764	2011	2011
Gateway Northwest 20710	Industrial	—	7,204	8,028	4,167	7,204	12,195	19,399	4,448	2014	2014
Gateway Northwest 20702	Industrial	—	2,981	3,122	1,173	2,981	4,295	7,276	1,591	2014	2014
Gateway Northwest 20502	Industrial	—	2,987	5,342	21	2,987	5,363	8,350	1,811	2016	2016
22008 N Berwick Drive	Industrial	—	2,981	4,949	905	2,981	5,854	8,835	1,309	2002	2015
Gateway Northwest 20510	Industrial	—	6,787	11,501	792	6,787	12,293	19,080	2,174	2018	2018
Point North 8221	Industrial	—	6,503	10,357	1,440	6,503	11,797	18,300	1,241	2019	2019

Huntley, Illinois
14100 Weber Drive	Industrial	—	7,539	34,069	78	7,539	34,147	41,686	6,850	2015	2015

Hutchins, Texas
801 Wintergreen Road	Industrial	—	5,290	9,115	1,218	5,290	10,333	15,623	6,483	2006	2006

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2020 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2020
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Prime Pointe 1005	Industrial	—	5,865	19,420	59	5,865	19,479	25,344	4,411	2016	2016
Prime Pointe 1015	Industrial	—	8,356	16,319	2,443	8,356	18,762	27,118	2,668	2018	2018

Indianapolis, Indiana
Park 100 5550	Industrial	—	1,171	12,611	678	1,424	13,036	14,460	8,248	1997	1995
Park 100 Bldg 121 Land Lease	Grounds	—	3	—	—	3	—	3	—	n/a	2003
West 79th St. Parking Lot LL	Grounds	—	350	—	699	1,049	—	1,049	852	n/a	2006
North Airport Park 7750	Industrial	—	1,620	4,329	777	1,620	5,106	6,726	1,968	1997	2010
Park 100 5010	Industrial	—	621	1,687	569	621	2,256	2,877	1,026	1984	2010
Park 100 5134	Industrial	—	578	1,911	207	578	2,118	2,696	773	1984	2010

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2020 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2020
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Park 100 5302	Industrial	—	384	1,257	428	384	1,685	2,069	915	1989	2010
Park 100 5303	Industrial	—	384	1,737	376	384	2,113	2,497	924	1989	2010
Park 100 7225	Industrial	—	1,037	13,332	934	1,037	14,266	15,303	5,075	1996	2010
Park 100 4925	Industrial	—	1,152	8,588	2,390	1,152	10,978	12,130	4,132	2000	2010
8711 North River Crossing Blvd	HQ/Core Portfolio	17,973	4,137	24,259	—	4,137	24,259	28,396	996	2020	2020

Katy, Texas
3900 Peek Road	Industrial	—	8,584	14,385	—	8,584	14,385	22,969	511	2020	2020
Clay 99 bldg 1	Industrial	—	18,688	38,866	—	18,688	38,866	57,554	629	2020	2020

Kent, Washington
21214 66th Ave South	Industrial	—	3,813	9,767	—	3,813	9,767	13,580	166	2016	2020

Kutztown, Pennsylvania
West Hills 9645	Industrial	—	15,340	47,981	623	15,340	48,604	63,944	14,050	2014	2014
West Hills 9677	Industrial	—	5,218	13,029	68	5,218	13,097	18,315	3,797	2015	2015

La Mirada, California
16501 Trojan Way	Industrial	—	23,503	30,945	125	23,503	31,070	54,573	10,349	2002	2012
16301 Trojan Way	Industrial	—	39,645	22,164	25	39,645	22,189	61,834	2,648	2018	2018

Lancaster, Texas
Lancaster 2820	Industrial	—	9,786	22,270	8	9,786	22,278	32,064	3,467	2018	2018

LaPorte, Texas
Bayport Container Lot	Grounds	—	3,334	—	1,041	4,375	—	4,375	—	n/a	2010

Lawrenceville, Georgia
175 Alcovy Industrial Road	Industrial	—	1,480	2,935	73	1,487	3,001	4,488	1,214	2004	2004

Lebanon, Indiana
Lebanon Park 185	Industrial	—	177	8,664	1,534	177	10,198	10,375	5,789	2000	1997
Lebanon Park 322	Industrial	—	340	6,230	1,578	340	7,808	8,148	4,188	1999	1999
Lebanon Park 500	Industrial	—	816	10,741	2,670	815	13,412	14,227	5,564	2005	2005
Lebanon Park 210	Industrial	—	156	3,568	109	156	3,677	3,833	1,371	1996	2010
Lebanon Park 311	Industrial	—	349	7,847	907	350	8,753	9,103	3,439	1998	2010

Lebanon, Tennessee
Park 840 West 14840	Industrial	—	6,776	8,449	6,336	6,776	14,785	21,561	10,411	2006	2006
Park 840 East 1009	Industrial	—	7,731	14,854	1,412	7,852	16,145	23,997	8,725	2013	2013

Linden, New Jersey
Legacy Commerce Center 801	Industrial	—	22,134	23,645	2,663	22,134	26,308	48,442	6,540	2014	2014
Legacy Commerce Center 301	Industrial	—	6,933	8,575	168	6,933	8,743	15,676	2,403	2015	2015

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2020 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2020
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Legacy Commerce Center 901	Industrial	—	25,935	19,806	2,301	25,937	22,105	48,042	5,541	2016	2016

Lithia Springs, Georgia
2601 Skyview Drive	Industrial	—	4,282	9,534	58	4,282	9,592	13,874	2,228	2016	2017

Lockport, Illinois
Lockport 16328	Industrial	—	3,339	17,446	460	3,339	17,906	21,245	2,888	2016	2017
Lockport 16410	Industrial	—	2,677	16,117	285	2,677	16,402	19,079	2,564	2016	2017
Lockport 16508	Industrial	—	4,520	17,472	2,518	4,520	19,990	24,510	3,224	2017	2017

Lockbourne, Ohio
Creekside 2120	Industrial	—	2,868	15,406	787	2,868	16,193	19,061	5,591	2008	2012
Creekside 4555	Industrial	—	1,947	11,453	245	1,947	11,698	13,645	3,887	2005	2012

Lodi, New Jersey
65 Industrial Road	Industrial	—	20,063	899	—	20,063	899	20,962	26	1965	2020

Logan Township, New Jersey
1130 Commerce Boulevard	Industrial	—	3,770	18,699	1,646	3,770	20,345	24,115	5,988	2002	2013

Long Beach, California
3700 Cover Street	Industrial	—	7,280	6,954	—	7,280	6,954	14,234	3,049	2012	2013

Lynwood, California
2700 East Imperial Highway	Industrial	—	16,847	17,865	56	16,847	17,921	34,768	7,287	1999	2011
11600 Alameda Street	Industrial	—	10,705	10,979	1,706	10,958	12,432	23,390	1,863	2017	2017

Manteca, California
600 Spreckels Avenue	Industrial	—	4,851	18,985	272	4,851	19,257	24,108	6,324	1999	2012

Maple Grove, Minnesota
Arbor Lakes 10500	Industrial	—	4,803	9,891	3,660	4,912	13,442	18,354	1,191	2018	2018
Arbor Lakes 10501	Industrial	—	5,363	17,713	77	5,363	17,790	23,153	1,668	2019	2019
Park 81 10750	Industrial	—	3,971	9,262	1	3,971	9,263	13,234	646	2019	2019

Maryland Heights, Missouri
Riverport 3128	Industrial	—	733	1,492	2,744	733	4,236	4,969	2,087	2001	2001
Riverport 3101	Industrial	—	1,864	3,072	2,207	1,864	5,279	7,143	3,552	2007	2007

McDonough, Georgia
Liberty Distribution 120	Industrial	—	615	8,117	699	615	8,816	9,431	4,677	1997	1999
Liberty Distribution 250	Industrial	—	2,273	10,910	6,913	3,416	16,680	20,096	7,833	2001	2001

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2020 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2020
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Mechanicsburg, Pennsylvania
500 Independence Avenue	Industrial	—	4,494	15,007	883	4,499	15,885	20,384	4,380	2008	2013

Melrose Park, Illinois
1600 North 25th Avenue	Industrial	—	5,907	17,516	323	5,907	17,839	23,746	7,035	2000	2010

Miami, Florida
9601 NW 112 Avenue	Industrial	—	11,626	14,651	8	11,626	14,659	26,285	4,914	2003	2013

Minooka, Illinois
Midpoint Distribution 801	Industrial	—	6,282	33,196	627	6,282	33,823	40,105	10,768	2008	2013

Modesto, California
1000 Oates Court	Industrial	—	10,115	16,944	428	10,115	17,372	27,487	7,421	2002	2012

Monroe Twp., New Jersey
773 Cranbury South River Road	Industrial	—	3,001	36,527	160	3,001	36,687	39,688	5,846	2016	2017

Moreno Valley, California
17791 Perris Boulevard	Industrial	—	67,806	74,531	38	67,806	74,569	142,375	10,725	2018	2017
15810 Heacock Street	Industrial	—	9,727	18,882	2,770	9,727	21,652	31,379	2,485	2017	2017
24975 Nandina Ave	Industrial	—	13,322	17,214	228	13,322	17,442	30,764	1,181	2019	2019
24960 San Michele	Industrial	—	8,336	13,705	—	8,336	13,705	22,041	1,566	2019	2019

Morgans Point, Texas
Barbours Cut 1200	Industrial	—	889	8,209	90	889	8,299	9,188	3,427	2004	2010
Barbours Cut 1000	Industrial	—	868	8,471	168	868	8,639	9,507	3,596	2005	2010

Morrisville, North Carolina
Perimeter Park 3000	Industrial	—	482	1,982	1,756	491	3,729	4,220	1,859	1989	1999
Perimeter Park 2900	Industrial	—	235	1,314	1,644	241	2,952	3,193	1,553	1990	1999
Perimeter Park 2800	Industrial	—	777	4,151	1,317	791	5,454	6,245	2,876	1992	1999
Perimeter Park 2700	Industrial	—	662	1,081	2,270	662	3,351	4,013	1,610	2001	2001
Woodlake 100	Industrial	—	633	3,183	2,080	1,132	4,764	5,896	2,577	1994	1999
Woodlake 101	Industrial	—	615	3,868	541	615	4,409	5,024	2,335	1997	1999
Woodlake 200	Industrial	—	357	3,688	980	357	4,668	5,025	2,416	1999	1999
Woodlake 501	Industrial	—	640	5,477	429	640	5,906	6,546	3,087	1999	1999
Woodlake 1000	Industrial	—	514	2,731	3,076	514	5,807	6,321	1,620	2020	2002
Woodlake 1200	Industrial	—	740	4,155	2,445	740	6,600	7,340	2,277	2020	2002
Woodlake 400	Industrial	—	390	1,055	454	390	1,509	1,899	652	2004	2004

Myerstown, Pennsylvania
Central Logistics Park 100	Industrial	—	17,537	29,564	—	17,537	29,564	47,101	1,105	2020	2020

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2020 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2020
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired

Naperville, Illinois
1835 W. Jefferson	Industrial	—	2,209	7,921	946	2,213	8,863	11,076	3,659	2005	2003
175 Ambassador Drive	Industrial	—	3,822	11,252	11	3,822	11,263	15,085	4,130	2006	2010
1860 West Jefferson	Industrial	—	7,016	35,581	764	7,016	36,345	43,361	14,545	2000	2012

Nashville, Tennessee
Airpark East 800	Industrial	—	1,564	2,129	1,807	1,564	3,936	5,500	1,671	2002	2002
Nashville Business 3300	Industrial	—	936	4,773	1,914	936	6,687	7,623	3,567	1997	1999
Nashville Business 3438	Industrial	—	3,048	8,165	2,184	3,048	10,349	13,397	4,327	2005	2005
Four-Forty Business 700	Industrial	—	938	6,354	706	938	7,060	7,998	3,787	1997	1999
Four-Forty Business 684	Industrial	—	1,812	6,561	2,207	1,812	8,768	10,580	4,560	1998	1999
Four-Forty Business 782	Industrial	—	1,522	4,820	1,657	1,522	6,477	7,999	3,452	1997	1999
Four-Forty Business 784	Industrial	—	471	2,153	1,716	471	3,869	4,340	2,241	1999	1999
Four-Forty Business 701	Industrial	—	997	4,763	115	997	4,878	5,875	1,665	1996	2010

Newark, New Jersey
429 Delancy Street	Industrial	—	60,393	85,359	944	60,486	86,210	146,696	3,797	2019	2019

Northlake, Illinois
Northlake Distribution 635	Industrial	—	5,721	9,008	1,574	5,721	10,582	16,303	4,613	2002	2002
Northlake Distribution 599	Industrial	—	5,382	5,685	3,568	5,382	9,253	14,635	5,325	2014	2006
200 Champion Way	Industrial	—	3,554	11,528	832	3,554	12,360	15,914	4,088	1997	2011

Oakland, California
1905 Dennison Street	Industrial	15,492	12,118	20,518	—	12,118	20,518	32,636	289	1956	2020
955 Kennedy Street	Industrial	9,792	13,053	9,764	—	13,053	9,764	22,817	193	1966	2020

Orange, California
210 W Baywood Ave	Industrial	—	5,066	4,515	1,746	5,066	6,261	11,327	683	1989	2018

Orlando, Florida
2502 Lake Orange	Industrial	—	2,331	3,235	319	2,331	3,554	5,885	1,572	2003	2003

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2020 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2020
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Parksouth Distribution 2500	Industrial	—	565	4,360	2,030	570	6,385	6,955	3,412	1996	1999
Parksouth Distribution 2490	Industrial	—	493	4,170	946	498	5,111	5,609	2,928	1997	1999
Parksouth Distribution 2491	Industrial	—	593	3,150	1,833	597	4,979	5,576	2,418	1998	1999
Parksouth Distribution 9600	Industrial	—	649	4,111	1,128	653	5,235	5,888	2,916	1997	1999
Parksouth Distribution 9550	Industrial	—	1,030	4,207	3,218	1,035	7,420	8,455	3,623	1999	1999
Parksouth Distribution 2481	Industrial	—	725	2,245	1,542	730	3,782	4,512	1,941	2000	2000
Parksouth Distribution 9592	Industrial	—	623	1,646	134	623	1,780	2,403	823	2003	2003
Crossroads Business Park 301	Industrial	—	2,803	2,804	4,070	2,803	6,874	9,677	3,769	2006	2006
Crossroads Business Park 601	Industrial	—	2,701	3,571	2,073	2,701	5,644	8,345	3,063	2007	2007
7133 Municipal Drive	Industrial	—	5,817	6,820	29	5,817	6,849	12,666	950	2018	2018

Otsego, Minnesota
Gateway North 6301	Industrial	—	1,543	6,515	6,009	2,783	11,284	14,067	2,348	2017	2015
Gateway North 6651	Industrial	—	3,667	16,249	129	3,748	16,297	20,045	3,890	2015	2015
Gateway North 6701	Industrial	—	3,266	11,653	186	3,374	11,731	15,105	3,349	2014	2014
Gateway North 6651 Exp Land	Grounds	—	1,521	—	—	1,521	—	1,521	439	n/a	2016

Pasadena, Texas
Interport 13001	Industrial	—	5,715	30,961	777	5,655	31,798	37,453	9,208	2007	2013
Bayport 4035	Industrial	—	3,772	10,255	188	3,772	10,443	14,215	1,697	2008	2017
Bayport 4331	Industrial	—	7,638	30,213	85	7,638	30,298	37,936	5,258	2008	2017

Perris, California
3500 Indian Avenue	Industrial	—	16,210	27,759	8,884	18,716	34,137	52,853	10,147	2015	2015
3300 Indian Avenue	Industrial	—	39,012	43,280	1,885	39,006	45,171	84,177	12,739	2017	2017
4323 Indian Ave	Industrial	—	20,525	30,125	469	20,525	30,594	51,119	2,960	2019	2019
4375 N Perris Blvd	Industrial	—	26,830	69,593	—	26,830	69,593	96,423	2,384	2020	2020
4501 Patterson Avenue	Industrial	—	28,211	49,912	—	28,211	49,912	78,123	1,201	2020	2020

Piscataway, New Jersey
141 Circle Drive North	Grounds	—	5,237	—	—	5,237	—	5,237	—	n/a	2020

Plymouth, Minnesota
Waterford Innovation Center	Industrial	—	2,689	9,897	84	2,689	9,981	12,670	1,766	2017	2017

Pomona, California
1589 E 9th St.	Industrial	—	7,386	14,745	359	7,386	15,104	22,490	2,795	2016	2017

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2020 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2020
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Perth Amboy, New Jersey
ePort 960	Industrial	—	14,425	23,463	2,014	14,425	25,477	39,902	3,541	2017	2017
ePort 980	Industrial	—	43,778	87,019	251	43,778	87,270	131,048	12,167	2017	2017
ePort 1000	Industrial	—	19,726	41,229	1,040	19,726	42,269	61,995	5,520	2017	2017
Steel Run Logistics Ctr Bldg 1	Industrial	—	31,987	23,948	—	31,987	23,948	55,935	745	2020	2020
Steel Run Logistics Ctr Bldg 2	Industrial	—	73,056	68,473	—	73,056	68,473	141,529	851	2020	2020

Plainfield, Indiana
Plainfield 1551	Industrial	—	1,097	7,772	10,899	1,097	18,671	19,768	7,691	2015	2000
Plainfield 1581	Industrial	—	1,094	7,279	2,313	1,094	9,592	10,686	5,000	2000	2000
Plainfield 2209	Industrial	—	2,016	8,717	2,740	2,016	11,457	13,473	5,127	2002	2002
Plainfield 1390	Industrial	—	998	5,817	1,044	998	6,861	7,859	2,804	2004	2004
Plainfield 2425	Industrial	—	4,527	10,908	1,905	4,527	12,813	17,340	7,149	2006	2006
Home Depot trailer parking lot	Grounds	—	310	—	—	310	—	310	—	2018	2018
AllPoints Midwest Bldg. 1	Industrial	—	6,692	51,152	1,844	6,692	52,996	59,688	9,855	2008	2016
AllPoints Midwest Bldg. 4	Industrial	—	4,111	9,943	22	4,053	10,023	14,076	5,576	2012	2013

Pompano Beach, Florida
Atlantic Business 1700	Industrial	—	3,165	8,821	1,894	3,165	10,715	13,880	4,374	2000	2010
Atlantic Business 1800	Industrial	—	2,663	8,417	554	2,663	8,971	11,634	3,487	2001	2010
Atlantic Business 1855	Industrial	—	2,764	8,162	234	2,764	8,396	11,160	3,181	2001	2010
Atlantic Business 2022	Industrial	—	1,804	5,885	41	1,804	5,926	7,730	2,231	2002	2010
Atlantic Business 1914	Industrial	—	1,834	5,339	31	1,834	5,370	7,204	2,053	2002	2010
Atlantic Business 2003	Industrial	—	1,980	5,918	777	1,980	6,695	8,675	2,839	2002	2010
Atlantic Business 1901	Industrial	—	1,995	6,217	376	1,995	6,593	8,588	2,422	2004	2010
Atlantic Business 2200	Industrial	—	1,999	6,012	852	1,999	6,864	8,863	2,790	2004	2010
Atlantic Business 2100	Industrial	—	1,988	6,130	141	1,988	6,271	8,259	2,343	2002	2010
Atlantic Business 2201	Industrial	—	2,194	4,050	202	2,194	4,252	6,446	1,744	2005	2010
Atlantic Business 2101	Industrial	—	2,066	6,682	71	2,066	6,753	8,819	2,556	2004	2010
Atlantic Business 2103	Industrial	—	1,616	3,634	92	1,616	3,726	5,342	1,500	2005	2010
Copans Business Park 1571	Industrial	—	1,710	3,646	387	1,710	4,033	5,743	1,562	1989	2010
Copans Business Park 1521	Industrial	—	1,781	3,101	416	1,781	3,517	5,298	1,505	1989	2010
Park Central 3250	Industrial	—	1,688	1,997	105	1,688	2,102	3,790	1,030	1999	2010
Park Central 3760	Industrial	—	3,098	2,567	1,621	3,098	4,188	7,286	1,932	1995	2010
Pompano Commerce Center 2901	Industrial	—	2,177	4,872	889	2,178	5,760	7,938	2,781	2010	2010
Pompano Commerce Center 3101	Industrial	—	2,905	4,670	486	2,916	5,145	8,061	2,070	2015	2015

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2020 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2020
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Pompano Commerce Center 2951	Industrial	—	2,177	5,704	64	2,178	5,767	7,945	2,849	2010	2010
Pompano Commerce Center 3151	Industrial	—	2,897	3,939	1,249	2,908	5,177	8,085	1,690	2015	2015
Sample 95 Business Park 3101	Industrial	—	3,300	6,115	565	3,300	6,680	9,980	2,637	1999	2010
Sample 95 Business Park 3001	Industrial	—	2,963	6,135	211	2,963	6,346	9,309	2,511	1999	2011
Sample 95 Business Park 3035	Industrial	—	3,713	4,288	411	3,713	4,699	8,412	2,051	1999	2011
Sample 95 Business Park 3135	Industrial	—	1,688	5,030	859	1,688	5,889	7,577	2,510	1999	2010
Copans Business Park 1551	Industrial	—	1,856	3,146	1,323	1,856	4,469	6,325	2,370	1989	2011
Copans Business Park 1501	Industrial	—	1,988	3,367	301	1,988	3,668	5,656	1,464	1989	2011
Park Central 1700	Industrial	—	4,136	6,407	866	4,136	7,273	11,409	3,155	1998	2011
Park Central 2101	Industrial	—	2,696	5,798	1,143	2,696	6,941	9,637	2,817	1998	2011
Park Central 3300	Industrial	—	1,635	2,846	416	1,635	3,262	4,897	1,391	1996	2011
Park Central 100	Industrial	—	1,500	1,992	686	1,500	2,678	4,178	1,157	1998	2011
Park Central 1300	Industrial	—	2,438	3,021	2,178	2,438	5,199	7,637	2,468	1997	2011
Copans 95 1731	Industrial	—	3,511	5,889	1,208	3,516	7,092	10,608	385	2019	2019

Port Wentworth, Georgia
100 Logistics Way	Industrial	4,734	2,306	11,043	2,291	2,336	13,304	15,640	5,422	2006	2006
500 Expansion Boulevard	Industrial	2,193	649	5,842	208	649	6,050	6,699	2,092	2006	2008
400 Expansion Boulevard	Industrial	—	1,636	13,186	1,208	1,636	14,394	16,030	4,640	2007	2008
605 Expansion Boulevard	Industrial	—	1,615	6,852	5,273	1,615	12,125	13,740	2,456	2020	2008
405 Expansion Boulevard	Industrial	—	535	3,192	125	535	3,317	3,852	1,080	2008	2009
600 Expansion Boulevard	Industrial	—	1,248	9,392	33	1,248	9,425	10,673	2,890	2008	2009
602 Expansion Boulevard	Industrial	—	1,840	10,981	78	1,859	11,040	12,899	3,316	2009	2009

Raleigh, North Carolina
Walnut Creek 540	Industrial	—	419	1,651	999	419	2,650	3,069	1,214	2001	2001
Walnut Creek 4000	Industrial	—	456	2,078	450	456	2,528	2,984	1,229	2001	2001
Walnut Creek 3080	Industrial	—	679	2,766	1,546	679	4,312	4,991	1,939	2001	2001
Walnut Creek 3070	Industrial	—	913	1,187	1,511	913	2,698	3,611	1,123	2004	2004
Walnut Creek 3071	Industrial	—	1,718	2,746	657	1,718	3,403	5,121	2,184	2008	2008

Rancho Cucamonga, California
9189 Utica Ave	Industrial	—	5,794	12,646	265	5,794	12,911	18,705	2,599	2016	2017

Rancho Dominguez, California
18700 Laurel Park Rd	Industrial	—	8,080	2,987	302	8,284	3,085	11,369	689	1971	2017

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2020 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2020
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Redlands, California
2300 W. San Bernadino Ave	Industrial	—	20,031	17,968	1,893	20,031	19,861	39,892	7,559	2001	2013

Richmond, California
2041 Factory Street	Industrial	—	8,132	22,266	—	8,132	22,266	30,398	1,702	2000	2019

Romeoville, Illinois
875 W. Crossroads Parkway	Industrial	—	4,113	7,274	2,218	4,113	9,492	13,605	3,924	2005	2005
Crossroads 1255	Industrial	—	2,350	9,217	3,058	2,350	12,275	14,625	4,627	1999	2010
Crossroads 801	Industrial	—	2,622	6,184	305	2,622	6,489	9,111	4,122	2009	2010
1341-1343 Enterprise Drive	Industrial	—	3,076	12,150	212	3,076	12,362	15,438	2,492	2015	2015
50-56 N. Paragon	Industrial	—	3,985	5,433	1,212	3,985	6,645	10,630	1,651	2017	2017
Airport Logistics Center I	Industrial	—	9,133	17,187	5,946	11,282	20,984	32,266	1,531	2019	2019

Roseville, Minnesota
2215 Highway 36 West	Industrial	—	1,655	5,931	1,244	1,655	7,175	8,830	2,976	1998	2011
2420 Long Lake Road	Industrial	—	1,373	4,135	1,043	1,373	5,178	6,551	2,137	2000	2011

San Leandro, California
1919 Williams Street	Industrial	—	27,739	2,038	2	27,739	2,040	29,779	290	1985	2019

Savannah, Georgia
198 Gulfstream	Industrial	—	549	3,650	960	549	4,610	5,159	1,644	1997	2006
194 Gulfstream	Industrial	—	412	2,359	276	412	2,635	3,047	1,027	1998	2006
190 Gulfstream	Industrial	—	689	4,134	372	689	4,506	5,195	1,808	1999	2006
250 Grange Road	Industrial	—	884	7,776	39	884	7,815	8,699	3,043	2002	2006
248 Grange Road	Industrial	—	613	3,180	8	613	3,188	3,801	1,283	2002	2006
318 Grange Road	Industrial	—	880	4,131	916	880	5,047	5,927	1,892	2001	2006
246 Grange Road	Industrial	2,510	1,124	7,486	743	1,124	8,229	9,353	3,038	2006	2006
163 Portside Court	Industrial	—	8,433	7,746	260	8,433	8,006	16,439	6,136	2004	2006
151 Portside Court	Industrial	—	966	7,117	750	916	7,917	8,833	3,260	2003	2006
175 Portside Court	Industrial	5,201	4,300	13,344	2,498	5,782	14,360	20,142	6,975	2005	2006

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2020 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2020
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
235 Jimmy Deloach Parkway	Industrial	—	1,074	7,201	1,340	1,147	8,468	9,615	3,524	2001	2006
239 Jimmy Deloach Parkway	Industrial	—	1,074	6,424	732	1,074	7,156	8,230	2,879	2001	2006
246 Jimmy Deloach Parkway	Industrial	1,525	992	4,878	47	936	4,981	5,917	2,008	2006	2006
200 Logistics Way	Industrial	3,397	878	9,274	365	883	9,634	10,517	3,308	2006	2008
2509 Dean Forest Road	Industrial	—	2,392	6,040	2,409	2,914	7,927	10,841	3,253	2008	2011
276 Jimmy Deloach Parkway	Industrial	—	6,772	6,405	19	6,772	6,424	13,196	604	2019	2019

Sea Brook, Texas
Bayport Logistics 5300	Industrial	—	1,578	13,284	190	1,577	13,475	15,052	5,796	2009	2010
Bayport Logistics 5801	Industrial	—	5,116	7,663	171	5,116	7,834	12,950	2,563	2015	2015

Shakopee, Minnesota
3880 4th Avenue East	Industrial	—	1,496	6,102	36	1,522	6,112	7,634	2,310	2000	2011
Gateway South 2301	Industrial	—	2,648	11,898	10	2,647	11,909	14,556	2,346	2016	2016
Gateway South 2101	Industrial	—	4,273	16,716	22	4,273	16,738	21,011	3,184	2017	2017

Sharonville, Ohio
Mosteller 11400	Industrial	—	408	2,705	3,785	408	6,490	6,898	2,993	1997	1997

South Brunswick, New Jersey
10 Broadway Road	Industrial	—	15,168	13,916	1,226	15,168	15,142	30,310	3,377	2017	2017

St. Peters, Missouri
Premier 370 Bus Park 2001	Industrial	—	8,709	25,696	—	8,709	25,696	34,405	5,355	2017	2017
Premier 370 Bus Park 2000	Industrial	—	4,361	11,998	—	4,361	11,998	16,359	2,385	2017	2017
Premier 370 Bus Park 1000	Industrial	—	4,563	9,805	719	4,563	10,524	15,087	2,176	2017	2017
Premier 370 Bus Park 4000	Industrial	—	15,773	70,978	—	15,773	70,978	86,751	6,947	2019	2019
Premier 370 Bus Park 1001	Industrial	—	6,362	12,408	1,949	6,362	14,357	20,719	1,517	2019	2019

Stafford, Texas
10225 Mula Road	Industrial	—	3,502	2,656	3,734	3,502	6,390	9,892	3,629	2008	2008

Sterling, Virginia
TransDulles Centre 22601	Industrial	—	1,700	5,001	602	1,700	5,603	7,303	2,413	2004	2016
TransDulles Centre 22620	Industrial	—	773	1,957	16	773	1,973	2,746	852	1999	2016
TransDulles Centre 22626	Industrial	—	1,544	3,874	210	1,544	4,084	5,628	1,747	1999	2016
TransDulles Centre 22633	Industrial	—	702	1,657	47	702	1,704	2,406	786	2004	2016
TransDulles Centre 22635	Industrial	—	1,753	4,182	17	1,753	4,199	5,952	1,822	1999	2016
TransDulles Centre 22645	Industrial	—	1,228	3,411	313	1,228	3,724	4,952	1,556	2005	2016
TransDulles Centre 22714	Industrial	—	3,973	3,535	1,251	3,973	4,786	8,759	2,814	2007	2007
TransDulles Centre 22750	Industrial	—	2,068	5,018	276	2,068	5,294	7,362	2,320	2003	2016
TransDulles Centre 22815	Industrial	—	7,685	5,713	195	7,685	5,908	13,593	2,876	2000	2016
TransDulles Centre 22825	Industrial	—	1,758	4,951	689	1,758	5,640	7,398	2,193	1997	2016

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2020 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2020
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
TransDulles Centre 22879	Industrial	—	2,828	8,425	261	2,828	8,686	11,514	3,711	1989	2016
TransDulles Centre 22880	Industrial	—	2,311	4,922	10	2,311	4,932	7,243	2,236	1998	2016
TransDulles Centre 46213	Industrial	—	5,912	3,965	720	5,912	4,685	10,597	1,982	2015	2015

Sumner, Washington
13501 38th Street East	Industrial	—	16,032	4,954	323	16,032	5,277	21,309	4,871	2005	2007
4800 E Valley Highway	Industrial	—	12,567	21,838	—	12,567	21,838	34,405	2,397	2004	2019

Suwanee, Georgia
Horizon Business 90	Industrial	—	153	1,169	293	153	1,462	1,615	531	2002	2010
Horizon Business 225	Industrial	—	388	2,056	703	389	2,758	3,147	1,113	1990	2010
Horizon Business 250	Industrial	—	1,381	6,356	1,172	1,381	7,528	8,909	3,210	1997	2010
Horizon Business 70	Industrial	—	813	3,416	992	812	4,409	5,221	1,603	1998	2010
Horizon Business 2780	Industrial	—	972	5,688	2,138	972	7,826	8,798	2,499	1997	2010
Horizon Business 25	Industrial	—	615	2,528	1,889	614	4,418	5,032	1,896	1999	2010
Horizon Business 2790	Industrial	—	780	4,958	—	780	4,958	5,738	1,740	2006	2010
1000 Northbrook Parkway	Industrial	—	643	3,597	711	643	4,308	4,951	2,035	1986	2010

Tampa, Florida
Fairfield Distribution 8640	Industrial	—	483	2,359	1,095	487	3,450	3,937	1,582	1998	1999
Fairfield Distribution 4720	Industrial	—	530	4,624	996	534	5,616	6,150	3,055	1998	1999
Fairfield Distribution 4758	Industrial	—	334	2,658	756	338	3,410	3,748	1,654	1999	1999
Fairfield Distribution 8600	Industrial	—	600	1,185	2,229	604	3,410	4,014	1,862	1999	1999
Fairfield Distribution 4901	Industrial	—	488	2,425	1,136	488	3,561	4,049	1,679	2000	2000
Fairfield Distribution 4727	Industrial	—	555	3,348	1,406	555	4,754	5,309	2,349	2001	2001
Fairfield Distribution 4701	Industrial	—	394	1,350	1,574	394	2,924	3,318	1,377	2001	2001
Fairfield Distribution 4661	Industrial	—	444	1,640	879	444	2,519	2,963	1,093	2004	2004
Eagle Creek Business 8701	Industrial	—	3,705	2,331	2,700	3,705	5,031	8,736	4,419	2006	2006
Eagle Creek Business 8651	Industrial	—	2,354	1,661	1,890	2,354	3,551	5,905	2,900	2007	2007
Eagle Creek Business 8601	Industrial	—	2,332	2,229	629	2,332	2,858	5,190	2,378	2007	2007
Pinebrooke Bus Center 10350	Industrial	—	2,457	6,211	—	2,457	6,211	8,668	191	2020	2020

Teterboro, New Jersey
1 Catherine Street	Industrial	—	14,376	18,788	11	14,376	18,799	33,175	3,618	2016	2017

Tracy, California
1400 Pescadero Avenue	Industrial	—	9,633	39,644	—	9,633	39,644	49,277	13,377	2008	2013

West Chester, Ohio
World Park Union Centre 9287	Industrial	—	2,150	827	7,509	2,151	8,335	10,486	4,671	2006	2006

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2020 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2020
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
World Park Union Centre 9271	Industrial	—	557	5,923	468	557	6,391	6,948	2,595	2004	2004
World Park Union Centre 9266	Industrial	—	956	5,951	398	956	6,349	7,305	2,293	1999	2010
World Park Union Centre 9451	Industrial	—	1,036	6,199	733	1,036	6,932	7,968	2,493	1999	2010
World Park Union Centre 5443	Industrial	—	935	4,753	419	935	5,172	6,107	1,825	2005	2010
World Park Union Centre 9107	Industrial	—	986	5,985	1,541	986	7,526	8,512	2,913	1999	2010
World Park Union Centre 9245	Industrial	—	1,011	5,783	970	1,010	6,754	7,764	2,684	2001	2010

West Palm Beach, Florida
Park of Commerce 5655	Industrial	—	1,635	1,728	310	1,635	2,038	3,673	889	2010	2010
Park of Commerce 5720	Industrial	—	2,160	3,633	844	2,320	4,317	6,637	1,740	2010	2010
Airport Center 1701	Industrial	—	2,437	5,851	750	2,437	6,601	9,038	2,730	2002	2010
Airport Center 1805	Industrial	—	1,706	4,453	306	1,706	4,759	6,465	1,965	2002	2010
Airport Center 1865	Industrial	—	1,500	4,176	773	1,500	4,949	6,449	1,850	2002	2010
Park of Commerce #4	Grounds	—	5,934	—	—	5,934	—	5,934	51	n/a	2011
Park of Commerce #5	Grounds	—	6,308	—	—	6,308	—	6,308	49	n/a	2011
Turnpike Crossing 1315	Industrial	—	7,390	5,762	352	7,390	6,114	13,504	2,287	2016	2016
Turnpike Crossing 1333	Industrial	—	6,255	4,560	975	6,255	5,535	11,790	1,983	2016	2016
Turnpike Crossing 6747	Industrial	—	10,607	7,112	2,786	10,607	9,898	20,505	2,436	2017	2017
Turnpike Crossing 6729	Industrial	—	8,576	7,506	713	8,576	8,219	16,795	1,286	2018	2018
Turnpike Crossing 6711	Industrial	—	8,328	7,360	9	8,341	7,356	15,697	678	2019	2019
Turnpike Crossing 6717	Industrial	—	7,849	9,542	—	7,849	9,542	17,391	321	2020	2020

Wind Gap, Pennsylvania
1380 Jacobsburg Road	Industrial	—	15,500	25,247	430	15,500	25,677	41,177	2,933	2017	2019

Wood-Ridge, New Jersey
5 Ethel Boulevard	Industrial	—	18,776	24,752	32	18,776	24,784	43,560	1,808	2019	2019

Accum. Depr. on Improvements of Undeveloped Land									4,348
Eliminations					(12)	(17)	5	(12)	27
Properties held-for-sale						(27,954)	(44,800)	(72,754)	(5,976)
		64,417	2,877,696	5,218,879	671,857	2,883,674	5,812,004	8,695,678	1,659,308
(1)The tax basis (in thousands) of our real estate assets at December 31, 2020 was approximately $8,168,875 (unaudited) for federal income tax purposes.
(2)Depreciation of real estate is computed using the straight-line method not to exceed 40 years for buildings and 15 years for land improvements for properties that we develop, and not to exceed 30 years for buildings and 10 years for land improvements for properties that we acquire. Tenant improvements are depreciated over shorter periods based on lease terms (generally 3 to 10 years).

	Real Estate Assets			Accumulated Depreciation
	2020	2019	2018	2020	2019	2018
Balance at beginning of year	$7,851,278	$7,248,346	$6,612,229	$1,487,593	$1,345,060	$1,196,458
Acquisitions	410,003	205,390	327,318
Construction costs and tenant improvements	796,312	635,173	683,284
Depreciation expense				297,158	272,422	256,250
Cost of real estate sold or contributed	(203,502)	(176,603)	(336,327)	(33,808)	(68,861)	(69,490)
Write-off of fully depreciated assets	(85,659)	(61,028)	(38,158)	(85,659)	(61,028)	(38,158)
Balance at end of year including held-for-sale	$8,768,432	$7,851,278	$7,248,346	$1,665,284	$1,487,593	$1,345,060
Properties held-for-sale	(72,754)	(23,401)	—	(5,976)	(7,132)	(884)
Balance at end of year excluding held-for-sale	$8,695,678	$7,827,877	$7,248,346	$1,659,308	$1,480,461	$1,344,176
Other real estate investments	49,477	165,500
Real estate assets	$8,745,155	$7,993,377

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

4.3(iii)
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

4.3(iv)
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

4.3(v)
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

4.3(vi)
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

4.3(vii)
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

4.3(viii)
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

4.3(ix)
Seventeenth Supplemental Indenture, dated as of February 21, 2020 by and between the Partnership and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 3.05% Senior Notes Due 2050 (filed as Exhibit 4.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership, filed with the SEC on February 21, 2020, and incorporated herein by this reference).

4.3(x)
Eighteenth Supplemental Indenture, dated as of June 29, 2020 by and between the Partnership and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 1.75% Senior Notes Due 2030 (filed as Exhibit 4.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership, filed with the SEC on June 29, 2020, and incorporated herein by this reference).

4.4
Description of Securities (filed as Exhibit 4.4 to the combined Annual Report on Form 10-K of the General Partner and Partnership as filed with the SEC on February 25, 2020, and incorporated herein by this reference).

10.1(i)
The General Partner's 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to the General Partner’s Current Report on Form 8-K as filed with the SEC on May 4, 2015, and incorporated herein by this reference).#

10.1(ii)
Form of LTIP Unit Award Agreement (filed as Exhibit 10.1 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership as filed with the SEC on May 1, 2020, and incorporated herein by this reference). #

10.1(iii)
Form of Restricted Stock Unit Award Certificate for non-employee directors under the General Partner's 2015 Long-Term Incentive Plan (filed as Exhibit 10.2 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership as filed with the SEC on May 1, 2020, and incorporated herein by this reference). #

10.1(iv)
Form of Restricted Stock Unit Award Certificate under the General Partner's 2015 Long-Term Incentive Plan (filed as Exhibit 10.3 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership as filed with the SEC on May 1, 2020, and incorporated herein by this reference). #

10.2(i)
The General Partner's 2000 Performance Share Plan, Amended and Restated as of January 30, 2008, a sub-plan of the 2015 Long-Term Incentive Plan (filed as Exhibit 10.4(i) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.2(ii)
Amendment to the 2004 Award Agreement under the General Partner's 2000 Performance Share Plan (filed as Exhibit 10.4(ii) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.3(i)
The General Partner's 2010 Performance Share Plan, a sub-plan of the 2015 Long-Term Incentive Plan (filed as Exhibit 10.5(i) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.3(ii)
First Amendment to the General Partner's 2010 Performance Share Plan, a sub-plan of the 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to the General Partner’s Current Report on Form 8-K as filed with the SEC on January 29, 2015, and incorporated herein by this reference).#

10.3(iii)
Form of Award Certificate under the General Partner's 2010 Performance Share Plan, a sub-plan of the 2015 Long-Term Incentive Plan (filed as Exhibit 10.4 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership as filed with the SEC on May 1, 2020, and incorporated herein by this reference).#

10.3(iv)
Form of 2010 Performance Share Plan LTIP Unit Award Agreement (filed as Exhibit 10.5 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership as filed with the SEC on May 1, 2020, and incorporated herein by this reference).#

10.4(i)
Executives' Deferred Compensation Plan of Duke Realty Services Limited Partnership, Amended and Restated as of December 5, 2007 (filed as Exhibit 10.13(i) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.4(ii)
Amendment Number One to the Executives' Deferred Compensation Plan of Duke Realty Services Limited Partnership, Amended and Restated as of December 5, 2007 (filed as Exhibit 10.13(ii) to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.5
The General Partner's Directors' Deferred Compensation Plan, Amended and Restated as of January 30, 2008 (filed as Exhibit 10.14 to the combined Annual Report on Form 10-K of the General Partner and the Partnership as filed with the SEC on February 22, 2013, and incorporated herein by this reference).#

10.6
The General Partner’s 2015 Non-Employee Directors Compensation Plan, a sub-plan of the 2015 Long-Term Incentive Plan (filed as Exhibit 10.5 to the combined Quarterly Report on Form 10-Q of the General Partner and the Partnership, as filed with the SEC on May 1, 2015, and incorporated herein by this reference).#

10.7
Form of Amended and Restated Severance Agreement between the Company and its executive officers (filed as Exhibit 10.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on January 31, 2019, and incorporated herein by this reference).#

10.8
Amended and Restated Revolving Credit Agreement, dated October 11, 2017, by and among the Partnership, the General Partner, J.P. Morgan Chase Bank, N.A., Wells Fargo Securities, LLC, the Bank of Nova Scotia, Regions Capital Markets, Division of Regions bank and the several banks, financial institutions and other entities from time to time parties thereto as lenders (filed as Exhibit 10.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on October 12, 2017, and incorporated herein by this reference).

10.9
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

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner
(Principal Financial and Accounting Officer)

Date:	February 19, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ James B. Connor	2/19/2021	Chairman and Chief Executive Officer (Principal Executive Officer)
James B. Connor

/s/ Mark A. Denien	2/19/2021	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Mark A. Denien

/s/ John P. Case*	2/19/2021	Director
John P. Case

/s/ Ngaire E. Cuneo*	2/19/2021	Director
Ngaire E. Cuneo

/s/ Charles R. Eitel*	2/19/2021	Director
Charles R. Eitel

/s/ Tamara D. Fischer*	2/19/2021	Director
Tamara D. Fischer*

/s/ Norman K. Jenkins*	2/19/2021	Director
Norman K. Jenkins

/s/ Melanie R. Sabelhaus*	2/19/2021	Director
Melanie R. Sabelhaus

/s/ Peter M. Scott III*	2/19/2021	Director
Peter M. Scott III

/s/ David P. Stockert*	2/19/2021	Director
David P. Stockert

/s/ Chris T. Sultemeier*	2/19/2021	Director
Chris T. Sultemeier

/s/ Michael E. Szymanczyk*	2/19/2021	Director
Michael E. Szymanczyk

/s/ Warren M.Thompson*	2/19/2021	Director
Warren M. Thompson

/s/ Lynn C. Thurber*	2/19/2021	Director
Lynn C. Thurber

*	By James B. Connor, Attorney-in-Fact	/s/ James B. Connor