Form 10-Q
period 2021-03-31
DUKE REALTY CORP; DUKE REALTY Ltd PARTNERSHIP/
filed 2021-04-30
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
The number of shares of Duke Realty Corporation's common stock outstanding at April 28, 2021 was 374,985,270.

EXPLANATORY NOTE
This report (the "Report") combines the quarterly reports on Form 10-Q for the period ended March 31, 2021 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries, and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning approximately 99.0% of the common partnership interests of the Partnership ("General Partner Units") as of March 31, 2021. The remaining 1.0% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership.
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

DUKE REALTY CORPORATION/DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$8,855,987	$8,745,155
Construction in progress	856,496	695,219
Investments in and advances to unconsolidated joint ventures	128,010	131,898
Undeveloped land	294,855	291,614
	10,135,348	9,863,886
Accumulated depreciation	(1,705,011)	(1,659,308)
Net real estate investments	8,430,337	8,204,578

Real estate investments and other assets held-for-sale	—	67,946

Cash and cash equivalents	9,009	6,309
Accounts receivable	16,925	15,204
Straight-line rent receivable	162,198	153,943
Receivables on construction contracts, including retentions	27,221	30,583
Deferred leasing and other costs, net of accumulated amortization of $209,713 and $204,122	340,539	329,765
Restricted cash held in escrow for like-kind exchange	—	47,682
Other escrow deposits and other assets	309,218	255,384
	$9,295,447	$9,111,394
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $333 and $343	$63,007	$64,074
Unsecured debt, net of deferred financing costs of $38,856 and $32,763	3,469,884	3,025,977
Unsecured line of credit	—	295,000
	3,532,891	3,385,051

Liabilities related to real estate investments held-for-sale	—	7,740

Construction payables and amounts due subcontractors, including retentions	88,811	62,332
Accrued real estate taxes	80,909	76,501
Accrued interest	27,605	18,363
Other liabilities	245,940	269,806
Tenant security deposits and prepaid rents	60,150	57,153
Total liabilities	4,036,306	3,876,946
Shareholders' equity:
Common shares ($0.01 par value); 600,000 shares authorized; 374,306 and 373,258 shares issued and outstanding, respectively	3,743	3,733
Additional paid-in capital	5,756,738	5,723,326
Accumulated other comprehensive loss	(30,679)	(31,568)
Distributions in excess of net income	(548,843)	(532,519)
Total shareholders' equity	5,180,959	5,162,972
Noncontrolling interests	78,182	71,476
Total equity	5,259,141	5,234,448
	$9,295,447	$9,111,394
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31,
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	2021	2020
Revenues:
Rental and related revenue	$258,179	$218,755
General contractor and service fee revenue	31,113	7,614
	289,292	226,369
Expenses:
Rental expenses	28,130	18,843
Real estate taxes	41,170	36,727
General contractor and other services expenses	29,463	6,568
Depreciation and amortization	93,573	85,359
	192,336	147,497
Other operating activities:
Equity in earnings of unconsolidated joint ventures	16,268	2,539
Gain on sale of properties	21,360	8,937
Gain on land sales	1,238	135
Other operating expenses	(1,145)	(1,112)
Impairment charges	—	(5,626)
Non-incremental costs related to successful leases	(2,958)	(2,525)
General and administrative expenses	(24,217)	(21,763)
	10,546	(19,415)
Operating income	107,502	59,457
Other income (expenses):
Interest and other income, net	463	1,395
Interest expense	(22,507)	(23,494)
Loss on debt extinguishment	(70)	(17,806)
Income from continuing operations before income taxes	85,388	19,552
Income tax (expense) benefit	(5,184)	60
Income from continuing operations	80,204	19,612
Discontinued operations:
Gain on sale of properties	—	48
Income from discontinued operations	—	48
Net income	80,204	19,660
Net income attributable to noncontrolling interests	(842)	(204)
Net income attributable to common shareholders	$79,362	$19,456
Basic net income per common share:
Continuing operations attributable to common shareholders	$0.21	$0.05
Diluted net income per common share:
Continuing operations attributable to common shareholders	$0.21	$0.05
Weighted average number of common shares outstanding	373,667	368,190
Weighted average number of common shares and potential dilutive securities	377,744	371,870

Comprehensive income:
Net income	$80,204	$19,660
Other comprehensive income:
Amortization of interest rate swap contracts	889	801
Comprehensive income	$81,093	$20,461
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31,
(in thousands)
(Unaudited)

	Three Months Ended
	2021	2020
Cash flows from operating activities:
Net income	$80,204	$19,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	79,062	71,582
Amortization of deferred leasing and other costs	14,511	13,777
Amortization of deferred financing costs	2,439	2,219
Straight-line rental income and expense, net	(8,021)	(1,703)
Impairment charges	—	5,626
Loss on debt extinguishment	70	17,806
Gain on land and property sales	(22,598)	(9,120)
Third-party construction contracts, net	749	(780)
Other accrued revenues and expenses, net	14,651	(6,738)
Equity in earnings (in excess of) less than operating distributions received from unconsolidated joint ventures	(10,925)	2,221
Net cash provided by operating activities	150,142	114,550
Cash flows from investing activities:
Development of real estate investments	(140,432)	(170,900)
Acquisition of buildings and related intangible assets	(34,738)	—
Acquisition of land and other real estate assets	(64,594)	(87,023)
Second generation tenant improvements, leasing costs and building improvements	(14,676)	(8,105)
Other deferred leasing costs	(8,007)	(12,341)
Other assets	(36,844)	(15,040)
Proceeds from the repayments of notes receivable from property sales	—	110,000
Proceeds from land and property sales, net	85,479	27,081
Capital distributions from unconsolidated joint ventures	3,532	—
Capital contributions and advances to unconsolidated joint ventures	—	(2,353)
Net cash used for investing activities	(210,280)	(158,681)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	30,381	5,465
Proceeds from unsecured debt	446,634	316,371
Payments on unsecured debt	(40,226)	(316,655)
Proceeds from secured debt financings	—	18,400
Payments on secured indebtedness including principal amortization	(1,007)	(876)
(Repayments) borrowings on line of credit, net	(295,000)	200,000
Distributions to common shareholders	(95,310)	(86,562)
Distributions to noncontrolling interests	(1,092)	(783)
Tax payments on stock-based compensation awards	(4,754)	(4,051)
Change in book cash overdrafts	(14,430)	(14,444)
Other financing activities	(270)	289
Deferred financing costs	(9,800)	(3,971)
Net cash provided by financing activities	15,126	113,183
Net (decrease) increase in cash, cash equivalents and restricted cash	(45,012)	69,052
Cash, cash equivalents and restricted cash at beginning of period	67,223	121,431
Cash, cash equivalents and restricted cash at end of period	$22,211	$190,483

Non-cash activities:
Lease liabilities arising from right-of-use assets	$18,257	$1,132
Assumption of indebtedness in real estate acquisitions	$40,226	$—
Non-cash distribution of assets from unconsolidated joint ventures, net	$11,023	$—
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three months ended March 31, 2021 and 2020
(in thousands, except per share data)
(Unaudited)

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Noncontrolling Interests	Total
Balance at December 31, 2020	$3,733	$5,723,326	$(31,568)	$(532,519)	$71,476	$5,234,448
Net income	—	—	—	79,362	842	80,204
Other comprehensive income	—	—	889	—	—	889
Issuance of common shares	7	30,374	—	—	—	30,381
Stock-based compensation plan activity	3	3,038	—	(376)	6,956	9,621
Distributions to common shareholders ($0.255 per share)	—	—	—	(95,310)	—	(95,310)
Distributions to noncontrolling interests	—	—	—	—	(1,092)	(1,092)
Balance at March 31, 2021	$3,743	$5,756,738	$(30,679)	$(548,843)	$78,182	$5,259,141

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Noncontrolling Interests	Total
Balance at December 31, 2019	$3,680	$5,525,463	$(35,036)	$(475,992)	$62,145	$5,080,260
Net income	—	—	—	19,456	204	19,660
Other comprehensive income	—	—	801	—	—	801
Issuance of common shares	1	5,464	—	—	—	5,465
Stock-based compensation plan activity	3	2,879	—	(314)	5,653	8,221
Distributions to common shareholders ($0.235 per share)	—	—	—	(86,562)	—	(86,562)
Distributions to noncontrolling interests	—	—	—	—	(783)	(783)
Balance at March 31, 2020	$3,684	$5,533,806	$(34,235)	$(543,412)	$67,219	$5,027,062

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$8,855,987	$8,745,155
Construction in progress	856,496	695,219
Investments in and advances to unconsolidated joint ventures	128,010	131,898
Undeveloped land	294,855	291,614
	10,135,348	9,863,886
Accumulated depreciation	(1,705,011)	(1,659,308)
Net real estate investments	8,430,337	8,204,578

Real estate investments and other assets held-for-sale	—	67,946

Cash and cash equivalents	9,009	6,309
Accounts receivable	16,925	15,204
Straight-line rent receivable	162,198	153,943
Receivables on construction contracts, including retentions	27,221	30,583
Deferred leasing and other costs, net of accumulated amortization of $209,713 and $204,122	340,539	329,765
Restricted cash held in escrow for like-kind exchange	—	47,682
Other escrow deposits and other assets	309,218	255,384
	$9,295,447	$9,111,394
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $333 and $343	$63,007	$64,074
Unsecured debt, net of deferred financing costs of $38,856 and $32,763	3,469,884	3,025,977
Unsecured line of credit	—	295,000
	3,532,891	3,385,051

Liabilities related to real estate investments held-for-sale	—	7,740

Construction payables and amounts due subcontractors, including retentions	88,811	62,332
Accrued real estate taxes	80,909	76,501
Accrued interest	27,605	18,363
Other liabilities	245,940	269,806
Tenant security deposits and prepaid rents	60,150	57,153
Total liabilities	4,036,306	3,876,946
Partners' equity:
Common equity (374,306 and 373,258 General Partner Units issued and outstanding, respectively)	5,211,638	5,194,540
Limited Partners' common equity (3,694 and 3,326 Limited Partner Units issued and outstanding, respectively)	73,649	66,874
Accumulated other comprehensive loss	(30,679)	(31,568)
Total partners' equity	5,254,608	5,229,846
Noncontrolling interests	4,533	4,602
Total equity	5,259,141	5,234,448
	$9,295,447	$9,111,394
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31,
(in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended
	2021	2020
Revenues:
Rental and related revenue	$258,179	$218,755
General contractor and service fee revenue	31,113	7,614
	289,292	226,369
Expenses:
Rental expenses	28,130	18,843
Real estate taxes	41,170	36,727
General contractor and other services expenses	29,463	6,568
Depreciation and amortization	93,573	85,359
	192,336	147,497
Other operating activities:
Equity in earnings of unconsolidated joint ventures	16,268	2,539
Gain on sale of properties	21,360	8,937
Gain on land sales	1,238	135
Other operating expenses	(1,145)	(1,112)
Impairment charges	—	(5,626)
Non-incremental costs related to successful leases	(2,958)	(2,525)
General and administrative expenses	(24,217)	(21,763)
	10,546	(19,415)
Operating income	107,502	59,457
Other income (expenses):
Interest and other income, net	463	1,395
Interest expense	(22,507)	(23,494)
Loss on debt extinguishment	(70)	(17,806)
Income from continuing operations before income taxes	85,388	19,552
Income tax (expense) benefit	(5,184)	60
Income from continuing operations	80,204	19,612
Discontinued operations:
Gain on sale of properties	—	48
Income from discontinued operations	—	48
Net income	80,204	19,660
Net income attributable to noncontrolling interests	(81)	(34)
Net income attributable to common unitholders	$80,123	$19,626
Basic net income per Common Unit:
Continuing operations attributable to common unitholders	$0.21	$0.05
Diluted net income per Common Unit:
Continuing operations attributable to common unitholders	$0.21	$0.05
Weighted average number of Common Units outstanding	377,242	371,414
Weighted average number of Common Units and potential dilutive securities	377,744	371,870
Comprehensive income:
Net income	$80,204	$19,660
Other comprehensive income:
Amortization of interest rate swap contracts	889	801
Comprehensive income	$81,093	$20,461

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31,
(in thousands)
(Unaudited)

	Three Months Ended
	2021	2020
Cash flows from operating activities:
Net income	$80,204	$19,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	79,062	71,582
Amortization of deferred leasing and other costs	14,511	13,777
Amortization of deferred financing costs	2,439	2,219
Straight-line rental income and expense, net	(8,021)	(1,703)
Impairment charges	—	5,626
Loss on debt extinguishment	70	17,806
Gain on land and property sales	(22,598)	(9,120)
Third-party construction contracts, net	749	(780)
Other accrued revenues and expenses, net	14,651	(6,738)
Equity in earnings (in excess of) less than operating distributions received from unconsolidated joint ventures	(10,925)	2,221
Net cash provided by operating activities	150,142	114,550
Cash flows from investing activities:
Development of real estate investments	(140,432)	(170,900)
Acquisition of buildings and related intangible assets	(34,738)	—
Acquisition of land and other real estate assets	(64,594)	(87,023)
Second generation tenant improvements, leasing costs and building improvements	(14,676)	(8,105)
Other deferred leasing costs	(8,007)	(12,341)
Other assets	(36,844)	(15,040)
Proceeds from the repayments of notes receivable from property sales	—	110,000
Proceeds from land and property sales, net	85,479	27,081
Capital distributions from unconsolidated joint ventures	3,532	—
Capital contributions and advances to unconsolidated joint ventures	—	(2,353)
Net cash used for investing activities	(210,280)	(158,681)
Cash flows from financing activities:
Proceeds from the General Partner	30,381	5,465
Proceeds from unsecured debt	446,634	316,371
Payments on unsecured debt	(40,226)	(316,655)
Proceeds from secured debt financings	—	18,400
Payments on secured indebtedness including principal amortization	(1,007)	(876)
(Repayments) borrowings on line of credit, net	(295,000)	200,000
Distributions to common unitholders	(96,252)	(87,345)
Distributions to noncontrolling interests	(150)	—
Tax payments on stock-based compensation awards	(4,754)	(4,051)
Change in book cash overdrafts	(14,430)	(14,444)
Other financing activities	(270)	289
Deferred financing costs	(9,800)	(3,971)
Net cash provided by financing activities	15,126	113,183
Net (decrease) increase in cash, cash equivalents and restricted cash	(45,012)	69,052
Cash, cash equivalents and restricted cash at beginning of period	67,223	121,431
Cash, cash equivalents and restricted cash at end of period	$22,211	$190,483

Non-cash activities:
Lease liabilities arising from right-of-use assets	$18,257	$1,132
Assumption of indebtedness in real estate acquisitions	$40,226	$—
Non-cash distribution of assets from unconsolidated joint ventures, net	$11,023	$—
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three months ended March 31, 2021 and 2020
(in thousands, except per unit data)
(Unaudited)

	Common Unitholders
	General	Limited	Accumulated
	Partner's	Partners'	Other	Total
	Common Equity	Common Equity	Comprehensive Loss	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$5,194,540	$66,874	$(31,568)	$5,229,846	$4,602	5,234,448
Net income	79,362	761	—	80,123	81	80,204
Other comprehensive income	—	—	889	889	—	889
Capital contribution from the General Partner	30,381	—	—	30,381	—	30,381
Stock-based compensation plan activity	2,665	6,956	—	9,621	—	9,621
Distributions to common unitholders ($0.255 per Common Unit)	(95,310)	(942)	—	(96,252)	—	(96,252)
Distributions to noncontrolling interests	—	—	—	—	(150)	(150)
Balance at March 31, 2021	$5,211,638	$73,649	$(30,679)	$5,254,608	$4,533	$5,259,141

	Common Unitholders
	General	Limited	Accumulated
	Partner's	Partners'	Other	Total
	Common Equity	Common Equity	Comprehensive Loss	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$5,053,151	$57,575	$(35,036)	$5,075,690	$4,570	$5,080,260
Net income	19,456	170	—	19,626	34	19,660
Other comprehensive income	—	—	801	801	—	801
Capital contribution from the General Partner	5,465	—	—	5,465	—	5,465
Stock-based compensation plan activity	2,568	5,653	—	8,221	—	8,221
Distributions to common unitholders ($0.235 per Common Unit)	(86,562)	(783)	—	(87,345)	—	(87,345)
Balance at March 31, 2020	$4,994,078	$62,615	$(34,235)	$5,022,458	$4,604	$5,027,062

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    General Basis of Presentation
The interim consolidated financial statements included herein have been prepared by the General Partner and the Partnership. The 2020 year-end consolidated balance sheet data included in this Report was derived from the audited financial statements in the combined Annual Report on Form 10-K of the General Partner and the Partnership for the year ended December 31, 2020 (the "2020 Annual Report"), but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses during the reporting period. Our actual results could differ from those estimates and assumptions. These financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included herein and the consolidated financial statements and notes thereto included in the 2020 Annual Report.
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
The General Partner is the sole general partner of the Partnership, owning approximately 99.0% of the Common Units at March 31, 2021. The remaining 1.0% of the Common Units are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
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
As of March 31, 2021, we owned and operated a portfolio primarily consisting of industrial properties and provided real estate services to third-party owners, customers and joint ventures. Substantially all of our Rental Operations (see Note 10) are conducted through the Partnership. We conduct our Service Operations (see Note 10) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership ("DCLP"), which are consolidated entities that are 100% owned by a combination of the General Partner and the Partnership. DCLP is owned through a taxable REIT subsidiary. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries.

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
All revenues related to lease and lease-related services are included in, and comprise substantially all of, the caption "Rental and Related Revenue" on the Consolidated Statements of Operations and Comprehensive Income. The components of Rental and Related Revenue are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Rental revenue - fixed payments	$187,387	$161,608
Rental revenue - variable payments (1)	70,792	57,147
Rental and related revenue	$258,179	$218,755
(1) Primarily includes tenant recoveries for real estate taxes, insurance and CAM.
Lessee Accounting
As of March 31, 2021, our lease arrangements, where we are the lessee, primarily consisted of office and ground leases. For these lease arrangements, as required by Accounting Standards Codification Topic 842, Leases ("ASC 842"), we recognized right-of-use ("ROU") assets and the corresponding lease liabilities representing the discounted value of future lease payments. In determining these amounts, we elected an available practical expedient that allows us, as a lessee, to not separate lease and non-lease components.
All of our office leases are classified as operating leases under ASC 842. Ground leases that were classified as operating leases prior to adoption of ASC 842 continue to be accounted for as operating leases by electing the practical expedient under ASC 842. Two ground leases that were entered into subsequent to the adoption of ASC 842 are classified as finance leases. For the operating leases we recognized ROU assets and related lease liabilities as follows (in thousands):

	March 31, 2021	December 31, 2020
ROU assets	$38,044	$38,867
Lease liabilities	42,179	42,874
For the finance leases, we recognized ROU assets and related lease liabilities as follows (in thousands):

	March 31, 2021	December 31, 2020
ROU assets	$38,063	$19,239
Lease liabilities	38,023	19,430
ROU assets were included within Other Escrow Deposits and Other Assets and lease liabilities were included in Other Liabilities on our Consolidated Balance Sheets.

3.    Reclassifications
There have been no amounts in the accompanying consolidated financial statements for 2020 reclassified to conform to the 2021 consolidated financial statement presentation.

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

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$9,009	$6,309
Restricted cash held in escrow for like-kind exchange	—	47,682
Restricted cash included in other escrow deposits and other assets	13,202	13,232
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$22,211	$67,223

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
Joint Ventures
We have equity interests in unconsolidated joint ventures that are primarily engaged in the operation and development of industrial real estate properties.
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
There were no unconsolidated joint ventures, in which we have any recognized assets or liabilities or have retained any economic exposure to loss at March 31, 2021, that met the criteria to be considered VIEs. In January 2021, we, and the other partner from two unconsolidated joint ventures, repaid $69.8 million of guaranteed loans. At March 31, 2021, our maximum loss exposure for guarantees of unconsolidated joint venture indebtedness, none of which relate to VIEs, totaled $11.5 million.

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
Acquisitions
We paid cash of $34.7 million for two building acquisitions from unrelated parties during the three months ended March 31, 2021. We did not acquire any buildings during the three months ended March 31, 2020.
The following table summarizes amounts recognized for each major class of assets (in thousands) for these acquisitions during the three months ended March 31, 2021:

Real estate assets	$31,754
Lease related intangibles	3,078
Total acquired assets	$34,832
The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 15.1 years.
Distribution of Joint Venture Properties
As part of a plan of dissolution, we received a non-cash distribution of real estate assets from two 50%-owned unconsolidated joint ventures. These joint ventures distributed their ownership in two in-service properties and certain parcels of undeveloped land to our partner, who shares control with us over both joint ventures, while distributing their ownership interest in an in-service property, a property under construction and a parcel of undeveloped land to us. These distributions were based on values negotiated between us and our partner on an arms-length basis and we determined that these negotiated values represented the fair value of the assets at their highest and best use, as determined from the perspective of a market participant. Concurrent with these asset distributions, both we and our partner assumed and repaid all of the joint ventures' unsecured debt, with each party paying off an amount necessary for the value of the assets distributed, net of debt repayments, to be equal.

As the result of this dissolution transaction, we recognized a gain of $10.6 million (included in equity in earnings in the Consolidated Statement of Operations), which was related to the properties distributed to our partner. We did not recognize a gain to remeasure our existing ownership interest in the assets we received in distribution and we recognized such assets at a combined basis of $52.1 million in the Consolidated Balance Sheets. We assumed and immediately repaid unsecured debt of the joint ventures totaling $40.2 million.
Fair Value Measurements
We determine the fair value of the individual components of real estate asset acquisitions primarily through calculating the "as-if vacant" value of a building, using an income approach, which relies significantly upon internally determined assumptions. We have determined that these estimates primarily rely upon level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions used in calculating the "as-if vacant" value for acquisition activity during the three months ended March 31, 2021 are as follows:

	Low	High
Exit capitalization rate	4.50%	5.00%
Net rental rate per square foot	$6.62	$12.58
Capitalized acquisition costs were insignificant and the fair value of the properties acquired from unrelated parties during three months ended March 31, 2021, was substantially the same as the cost of acquisition.

Dispositions
Dispositions of buildings and undeveloped land generated net cash proceeds of $85.5 million and $27.1 million during the three months ended March 31, 2021 and 2020, respectively. The number of buildings sold is disclosed in Note 11.
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

7.    Indebtedness

All debt is issued directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee some of the unsecured debt of the Partnership. The following table summarizes the book value and changes in the fair value of our debt (in thousands):

	Book Value at 12/31/2020	Book Value at 3/31/2021	Fair Value at 12/31/2020	Issuances and Assumptions	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 3/31/2021
Fixed rate secured debt	$62,817	$61,740	$65,848	$—	$(1,007)	$(1,850)	$62,991
Variable rate secured debt	1,600	1,600	1,600	—	—	—	1,600
Unsecured debt	3,058,740	3,508,740	3,387,913	490,226	(40,226)	(214,587)	3,623,326
Unsecured line of credit	295,000	—	295,000	—	(295,000)	—	—
Total	$3,418,157	$3,572,080	$3,750,361	$490,226	$(336,233)	$(216,437)	$3,687,917
Less: Deferred financing costs	33,106	39,189
Total indebtedness as reported on the consolidated balance sheets	$3,385,051	$3,532,891

Secured Debt
Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated market rates for all of our current fixed rate secured debt are between 2.10% and 3.10%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon level 3 inputs.
Unsecured Debt
At March 31, 2021, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 92.00% to 127.00% of face value.
The indentures (and related supplemental indentures) governing our outstanding series of unsecured notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such financial covenants at March 31, 2021.
In January 2021, the Partnership issued $450.0 million of senior unsecured notes that bear a stated interest rate of 1.75%, have an effective interest rate of 1.83%, and mature on February 1, 2031. Proceeds from the unsecured notes offering will be allocated to finance or refinance eligible green projects.

Also in January 2021, the Partnership assumed and immediately repaid $40.2 million of unsecured debt related to the assets received as part of the dissolution of unconsolidated joint ventures (see Note 6).

Unsecured Line of Credit
Our unsecured line of credit at March 31, 2021 is described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at March 31, 2021
Unsecured Line of Credit - Partnership	$1,200,000	March 31, 2025	$—

In March 2021, the Partnership amended and restated its existing $1.20 billion unsecured line of credit, which was set to mature in January 2022 with two six-month extension options. The amended and restated line of credit bears interest at LIBOR plus 0.775% with a reduction in borrowing costs if certain sustainability linked metrics are achieved each year. In addition, the amended and restated line of credit matures on March 31, 2025 with two six-month extension options. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $800.0 million, for a total of up to $2.00 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions. The line of credit also allows automatic transition to an alternative rate of interest in the event that the LIBOR ceases to publish and needs to be replaced. As a result of amending and restating the unsecured line of credit, we incurred $6.1 million of deferred financing costs as of March 31, 2021.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At March 31, 2021, we were in compliance with all financial covenants under this line of credit.
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
In February 2021, the General Partner terminated its previous equity distribution agreement for the ATM equity program and entered into a new equity distribution agreement pursuant to which the General Partner may sell from time to time up to an aggregate offering price of $400.0 million of its common stock through sales agents or forward sellers. The ability to enter into forward sale agreements through the new ATM equity program will enable the General Partner to set the price of such shares upon pricing the offering (subject to certain adjustments) while delaying the issuance of such shares and the receipt of the net proceeds by the General Partner.
During the three months ended March 31, 2021, the General Partner issued 723,000 common shares pursuant to its ATM equity programs, generating gross proceeds of $30.1 million and, after deducting commissions and other costs, net proceeds of $29.5 million. The proceeds from these sales were contributed to the Partnership and used to fund development activities.
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

	Three Months Ended March 31,
	2021	2020
General Partner
Net income attributable to common shareholders	$79,362	$19,456
Less: dividends on participating securities	(371)	(356)
Basic net income attributable to common shareholders	$78,991	$19,100
Add back dividends on dilutive participating securities	—	—
Noncontrolling interest in earnings of common unitholders	761	170
Diluted net income attributable to common shareholders	$79,752	$19,270
Weighted average number of common shares outstanding	373,667	368,190
Weighted average Limited Partner Units outstanding	3,575	3,224
Other potential dilutive shares	502	456
Weighted average number of common shares and potential dilutive securities	377,744	371,870

Partnership
Net income attributable to common unitholders	$80,123	$19,626
Less: distributions on participating securities	(371)	(356)
Basic net income attributable to common unitholders	$79,752	$19,270
Add back distributions on dilutive participating securities	—	—
Diluted net income attributable to common unitholders	$79,752	$19,270
Weighted average number of Common Units outstanding	377,242	371,414
Other potential dilutive units	502	456
Weighted average number of Common Units and potential dilutive securities	377,744	371,870
The following table summarizes the data that is excluded from the computation of net income per common share or Common Unit as a result of being anti-dilutive (in thousands):

	Three Months Ended March 31,
	2021	2020
General Partner and Partnership
Other potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	—	—
Anti-dilutive outstanding participating securities	1,568	1,647

10.    Segment Reporting
Reportable Segments
As of March 31, 2021, we had two reportable operating segments, the first consisting of the ownership and rental of industrial real estate investments. We continue to increase our investments in quality industrial properties largely based on anticipated geographic trends in supply and demand for industrial buildings, as well as the real estate needs of our major tenants that operate on a national level. We treat our industrial properties as a single operating and reportable segment based on our method of internal reporting. Properties not included in our reportable segments, because they are not industrial properties and do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are generally referred to as non-reportable Rental Operations. Our non-reportable Rental Operations primarily include our remaining office properties and medical office property at March 31, 2021. The operations of our industrial properties, as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations."

Our second reportable segment consists of various real estate services such as development, general contracting, construction management, property management, asset management, maintenance and leasing to third-party property owners, customers and joint ventures, and is collectively referred to as "Service Operations." The Service Operations segment is identified as one single operating segment because the lowest level of financial results reviewed by our chief operating decision maker are the results for the Service Operations segment in total. Further, our reportable segments are managed separately because each segment requires different operating strategies and management expertise.

Revenues by Reportable Segment

The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues
Rental Operations:
Industrial	$256,670	$216,952
Non-reportable Rental Operations	1,509	1,528
Service Operations	31,113	7,614
Total segment revenues	289,292	226,094
Other revenue	—	275
Consolidated revenue	$289,292	$226,369

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
The following table shows a reconciliation of our segment-level measures of profitability to consolidated income from continuing operations before income taxes (in thousands and excluding discontinued operations):

	Three Months Ended March 31,
	2021	2020
PNOI
Industrial	$176,481	$154,646
Non-reportable Rental Operations	1,273	1,819
PNOI, excluding all sold properties	177,754	156,465
PNOI from sold properties included in continuing operations	254	2,529
PNOI, continuing operations	$178,008	$158,994

Earnings from Service Operations	1,650	1,046

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	8,021	1,703
Revenues related to lease buyouts	310	392
Amortization of lease concessions and above and below market rents	2,832	2,557
Intercompany rents and other adjusting items	(418)	(394)
Non-Segment Items:
Equity in earnings of unconsolidated joint ventures	16,268	2,539
Interest expense	(22,507)	(23,494)
Depreciation and amortization expense	(93,573)	(85,359)
Gain on sale of properties	21,360	8,937
Impairment charges	—	(5,626)
Interest and other income, net	463	1,395
General and administrative expenses	(24,217)	(21,763)
Gain on land sales	1,238	135
Other operating expenses	(1,145)	(1,112)
Loss on extinguishment of debt	(70)	(17,806)
Non-incremental costs related to successful leases	(2,958)	(2,525)
Other non-segment revenues and expenses, net	126	(67)
Income from continuing operations before income taxes	$85,388	$19,552

11.    Real Estate Assets, Discontinued Operations and Assets Held-for-Sale
Real Estate Assets
Real estate assets, excluding assets held-for-sale, consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Buildings and tenant improvements	$5,895,683	$5,812,004
Land and improvements	2,936,382	2,883,674
Other real estate investments (1)	23,922	49,477
Real estate assets	$8,855,987	$8,745,155
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

Allocation of Noncontrolling Interests - General Partner
The following table illustrates the General Partner's share of the income attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income between continuing and discontinued operations to the noncontrolling interests (in thousands):

	Three Months Ended March 31,
	2021	2020
Income from continuing operations attributable to common shareholders	$79,362	$19,408
Income from discontinued operations attributable to common shareholders	—	48
Net income attributable to common shareholders	$79,362	$19,456
Allocation of Noncontrolling Interests - Partnership
Substantially all of the income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is attributable to the common unitholders.
Assets Held-for-Sale
The following table illustrates the number of sold or held-for-sale properties in this Report:

	Held-for-Sale at March 31, 2021	Sold Year-to-Date in 2021	Sold in 2020	Total

Properties sold or classified as held-for-sale	—	2	7	9

The following table illustrates aggregate balance sheet information for assets held-for-sale (in thousands):

	Held-for-Sale Properties Included in Continuing Operations
	March 31, 2021	December 31, 2020
Land and improvements	$—	$27,954
Buildings and tenant improvements	—	44,800
Accumulated depreciation	—	(5,976)
Deferred leasing and other costs, net	—	936
Other assets	—	232
Total assets held-for-sale	$—	$67,946

Accrued expenses	—	660
Other liabilities	—	7,080
Total liabilities related to assets held-for-sale	$—	$7,740

12.    Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on April 28, 2021:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common - Quarterly	$0.255	May 14, 2021	June 1, 2021

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our operations and our present business environment. Management's Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the notes thereto contained in Part I, Item 1 of this Report, and the consolidated financial statements and notes thereto contained in Part IV, Item 15 of our 2020 Annual Report.
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

The above list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included in our 2020 Annual Report. The risk factors contained in our 2020 Annual Report are updated by us from time to time in Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings that we make with the SEC.
Business Overview
The General Partner and Partnership collectively specialize in the ownership, management and development of industrial real estate.
The General Partner is a self-administered and self-managed REIT that began operations in 1986 and is the sole general partner of the Partnership. The Partnership is a limited partnership formed in 1993, at which time all of the properties and related assets and liabilities of the General Partner, as well as proceeds from a secondary offering of the General Partner's common shares, were contributed to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest whose operations began in 1972. We operate the General Partner and the Partnership as one enterprise, and therefore, our discussion and analysis refers to the General Partner and its consolidated subsidiaries, including the Partnership, collectively. A more complete description of our business, and of management's philosophy and priorities, is included in our 2020 Annual Report.
At March 31, 2021, we:
•Owned or jointly controlled 546 primarily industrial properties, of which 520 properties with 152.0 million square feet were in service and 26 properties with 10.4 million square feet were under development. The 520 in-service properties were comprised of 483 consolidated properties with 141.3 million square feet and 37 unconsolidated joint venture properties with 10.7 million square feet. The 26 properties under development are all consolidated properties with 10.4 million square feet.
•Owned directly, or through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), approximately 500 acres of land and controlled approximately 800 acres through purchase options.
Our overall strategy is to continue to increase our investment in quality industrial properties primarily through development, on both a speculative and build-to-suit basis, supplemented with acquisitions in higher barrier markets with the highest growth potential.

COVID-19

During 2020, the industrial sector remained resilient throughout the pandemic as an essential business. Leading into 2021, the economy continues to recover due to higher vaccination rates, government stimulus and support from the United States Federal Reserve enabling businesses to re-open. Our leasing activity was substantial during the first quarter, driven by e-commerce demand and higher inventory levels to reduce potential future supply chain disruptions. We have continued to start new development projects in early 2021 across the markets in which we operate, with speculative development focused on coastal infill markets.

Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the metrics that drive the performance of our Rental Operations, which management uses to operate the business, and that we consider to be critical drivers of future revenues.
Occupancy Analysis
Occupancy is an important metric for management and our investors for understanding our financial performance. Our ability to maintain high occupancy rates is among the principal drivers of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of rental properties at March 31, 2021 and 2020, respectively:

	Total Square Feet (in thousands)		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2021	2020	2021	2020	2021	2020	2021	2020
Industrial	141,087	135,114	99.9%	99.8%	97.6%	96.6%	$5.33	$5.04
Non-reportable Rental Operations	211	211	0.1%	0.2%	96.8%	80.0%	$22.31	$24.36
Total Consolidated	141,298	135,325	100.0%	100.0%	97.6%	96.6%	$5.36	$5.06
Unconsolidated Joint Ventures	10,673	11,109			97.6%	95.7%	$4.37	$4.24
Total Including Unconsolidated Joint Ventures	151,971	146,434			97.6%	96.5%
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

The higher leased percentage in our industrial portfolio at March 31, 2021, compared to March 31, 2020, was due to leasing up speculative developments.
Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, from our in-service rental properties for the three months ended March 31, 2021 (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2020	3,716	150	3,866
Vacant space in completed developments	210	—	210
Expirations	1,177	106	1,283
Early lease terminations	42	—	42
Leasing of previously vacant space	(1,780)	—	(1,780)
Vacant square feet at March 31, 2021	3,365	256	3,621

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

	Three Months Ended March 31,
	2021	2020
New Leasing Activity - First Generation	2,918	1,333
New Leasing Activity - Second Generation	1,253	259
Renewal Leasing Activity	2,737	656
Early Renewal Leasing Activity *	136	58
Short-Term New Leasing Activity **	50	655
Short-Term Renewal Leasing Activity **	345	78
Total Consolidated Leasing Activity	7,439	3,039
Unconsolidated Joint Venture Leasing Activity	—	975
Total Including Unconsolidated Joint Venture Leasing Activity	7,439	4,014
* Early renewals represent renewals executed more than two years in advance of a lease's originally scheduled end date.
** Short-term leases represent leases with a term of less than twelve months.
Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the second generation industrial leases signed for our rental properties during the three months ended March 31, 2021 and 2020:

	Square Feet of Leases (in thousands)		Percent of Expiring Leases Renewed		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Costs per Square Foot
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Three Months
Consolidated - New Second Generation	1,253	259			7.3	4.1	$1.66	$3.87	$2.93	$1.95
Unconsolidated Joint Ventures - New Second Generation	—	—			—	—	$—	$—	$—	$—
Total - New Second Generation	1,253	259			7.3	4.1	$1.66	$3.87	$2.93	$1.95

Consolidated - Renewal	2,737	656	87.9%	58.4%	4.7	4.6	$0.31	$1.29	$1.39	$1.16
Unconsolidated Joint Ventures - Renewal	—	497	—%	87.9%	—	4.4	$—	$0.48	$—	$1.72
Total - Renewal	2,737	1,153	85.0%	68.3%	4.7	4.5	$0.31	$0.94	$1.39	$1.40

Growth in average annual net effective rents for new second generation and renewal leases, on a combined basis, for our consolidated and unconsolidated industrial rental properties, is as follows:

	Three Months Ended March 31,
Ownership Type	2021	2020
Consolidated properties	25.3%	27.8%
Unconsolidated joint venture properties	—%	44.1%
Lease Expirations
The table below reflects our consolidated in-service portfolio lease expiration schedule at March 31, 2021 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Non-Reportable
Year of Expiration	Square Feet	Annual Rental Revenue*	Number of Leases	Square Feet	Annual Rental Revenue*	Square Feet	Annual Rental Revenue*
Remainder of 2021	7,035	$34,062	83	7,027	$33,949	8	$113
2022	16,326	71,069	145	16,309	70,877	17	192
2023	14,742	74,378	155	14,721	74,086	21	292
2024	14,750	75,490	147	14,745	75,428	5	62
2025	16,055	87,455	143	16,053	87,430	2	25
2026	14,881	74,319	108	14,869	74,170	12	149
2027	11,713	58,484	44	11,708	58,427	5	57
2028	9,298	60,375	39	9,179	56,888	119	3,487
2029	8,174	44,811	28	8,174	44,811	—	—
2030	9,416	51,957	39	9,416	51,957	—	—
2031 and Thereafter	15,543	106,204	42	15,528	106,027	15	177
Total Leased	137,933	$738,604	973	137,729	$734,050	204	$4,554

Total Portfolio Square Feet	141,298			141,087		211
Percent Leased	97.6%			97.6%		96.8%
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

We acquired three in-service buildings during the three months ended March 31, 2021, including one property received through an asset distribution from an unconsolidated joint venture, and ten buildings during the year ended December 31, 2020. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields of industrial building acquisitions (in thousands, except percentage data):

	Year-to-Date 2021 Acquisitions			Full Year 2020 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$61,458	5.3%	100.0%	$410,817	3.3%	80.6%

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
We sold two consolidated buildings during the three months ended March 31, 2021 and seven consolidated buildings during the year ended December 31, 2020. The following table summarizes the sales prices, in-place yields and percent leased of industrial building dispositions (in thousands, except percentage data):

	Year-to-Date 2021 Dispositions			Full Year 2020 Dispositions
Type	Sales Price	In-Place Yield*	Percent Leased**	Sales Price	In-Place Yield*	Percent Leased**
Industrial	$84,150	4.4%	100.0%	$321,800	3.8%	77.5%

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

Development

We expect to generate future earnings from Rental Operations as development properties are placed in service and leased. Development activities, and our ability to lease those developments, are viewed by management as key indicators of future earnings growth and provide useful information to investors for the same reasons. At March 31, 2021, we had 10.4 million square feet of property under development with total estimated costs upon completion of $1.40 billion compared to 9.7 million square feet with total estimated costs upon completion of $1.10 billion at March 31, 2020. The square footage and estimated costs include both consolidated properties and unconsolidated joint venture development activity at 100%.

The following table summarizes our properties under development at March 31, 2021 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	10,406	64.9%	$1,395,667	$838,413	$557,254

Results of Operations
A summary of our operating results and property statistics is as follows (in thousands, except number of properties):

	Three Months Ended March 31,
	2021	2020
Rental and related revenue from continuing operations	$258,179	$218,755
Operating income	107,502	59,457
General Partner
Net income attributable to common shareholders	$79,362	$19,456
Partnership
Net income attributable to common unitholders	$80,123	$19,626
Number of in-service consolidated properties at end of period	483	461
In-service consolidated square footage at end of period	141,298	135,325
Number of in-service unconsolidated joint venture properties at end of period	37	39
In-service unconsolidated joint venture square footage at end of period	10,673	11,109

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
The following table shows a reconciliation of net income attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income attributable to common shareholders of the General Partner	$79,362	$19,456
Add back: Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	761	170
Net income attributable to common unitholders of the Partnership	80,123	19,626
Adjustments:
Depreciation and amortization	93,573	85,359
Company share of unconsolidated joint venture depreciation, amortization and other adjustments	2,257	2,194
Gain on sale of properties	(21,360)	(8,985)
Gain on land sales	(1,238)	(135)
Impairment charges	—	5,626
Income tax expense (benefit) not allocable to FFO	5,184	(60)
Gains on sales of real estate assets - share of unconsolidated joint ventures	(12,748)	(26)
FFO attributable to common unitholders of the Partnership	$145,791	$103,599
Additional General Partner Adjustments:
Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	(761)	(170)
Noncontrolling interest share of adjustments	(622)	(729)
FFO attributable to common shareholders of the General Partner	$144,408	$102,700

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
Note 10 to the consolidated financial statements included in Part I, Item 1 of this Report shows a calculation of our PNOI for the three months ended March 31, 2021 and 2020 and provides a reconciliation of PNOI for our Rental Operations segments to income from continuing operations before income taxes.
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
We define our "same-property" population once a year at the beginning of the current calendar year and include buildings that were stabilized (the term "stabilized" means properties that have reached 90% leased or that have been in-service for at least one year since development completion or acquisition) as of January 1 of the prior calendar year. The "same-property" pool is also adjusted to remove properties that were sold subsequent to the beginning of the current calendar year. As such, the "same-property" population for the period ended March 31, 2021 includes all properties that we owned or jointly controlled at January 1, 2021, which had both been owned or jointly controlled and had reached stabilization by January 1, 2020, and have not been sold.
A reconciliation of income from continuing operations before income taxes to SPNOI is presented as follows (in thousands, except percentage data):

	Three Months Ended March 31,		Percent
	2021	2020	Change
Income from continuing operations before income taxes	$85,388	$19,552
Share of SPNOI from unconsolidated joint ventures	5,034	4,703
PNOI excluded from the "same-property" population	(15,928)	(4,250)
Earnings from Service Operations	(1,650)	(1,046)
Rental Operations revenues and expenses excluded from PNOI	(10,999)	(6,787)
Non-Segment Items	105,015	144,746
SPNOI	$166,860	$156,918	6.3%
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

We believe that the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average commencement occupancy and average cash rental rate for the properties included in SPNOI for the respective periods:

	Three Months Ended March 31,
	2021	2020
Number of properties	476	476
Square feet (in thousands) (1)	133,875	133,875
Average commencement occupancy percentage (2)	97.9%	97.0%
Average rental rate - cash basis (3)	$5.01	$4.85
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

Comparison of Three Months Ended March 31, 2021 to Three Months Ended March 31, 2020
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Rental and related revenue:
Industrial	$256,670	$216,952
Non-reportable Rental Operations and non-segment revenues	1,509	1,803
Total rental and related revenue from continuing operations	$258,179	$218,755
The primary reasons for the increase in rental and related revenue from continuing operations were:
•We acquired 13 properties and placed 19 developments in service from January 1, 2020 to March 31, 2021, which provided incremental revenues from continuing operations of $21.7 million during the three months ended March 31, 2021, as compared to the same period in 2020.
•The increase in rental revenue included $9.8 million of expense recoveries primarily related to higher recoverable snow removable costs and recoverable real estate taxes compared to the same period in 2020.
•Increased occupancy and rental rates within our "same-property" portfolio, as well as the lease up of properties that were placed in service prior to January 1, 2020 but were not in the "same-property" portfolio, also contributed to the increase to rental and related revenue from continuing operations.
•The sale of nine in-service properties since January 1, 2020, which did not meet the criteria to be classified within discontinued operations, resulted in a decrease of $3.5 million to rental and related revenue from continuing operations in the three months ended March 31, 2021, as compared to the same period in 2020, which partially offset the aforementioned increases to rental and related revenue from continuing operations.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Rental expenses:
Industrial	$27,824	$18,521
Non-reportable Rental Operations and non-segment expenses	306	322
Total rental expenses from continuing operations	$28,130	$18,843
Real estate taxes:
Industrial	$41,164	$36,239
Non-reportable Rental Operations and non-segment expenses	6	488
Total real estate tax expense from continuing operations	$41,170	$36,727

Overall, rental expenses from continuing operations increased by $9.3 million during the three months ended March 31, 2021, compared to the same period in 2020. The increase to rental expenses was primarily due to higher snow removal costs compared to the same period in 2020.
Overall, real estate tax expense from continuing operations increased by $4.4 million during the three months ended March 31, 2021, compared to the same period in 2020. The increase to real estate tax expense was mainly due to higher real estate tax assessments in certain of our markets and the result of acquisitions and developments placed in service from January 1, 2020 to March 31, 2021. These increases were partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.
Depreciation and Amortization
Depreciation and amortization expense from continuing operations was $93.6 million and $85.4 million for the three months ended March 31, 2021 and 2020, respectively. The increase in depreciation and amortization expense for the three months ended March 31, 2021 was mainly the result of continued growth in our portfolio through development and acquisition.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures represents our ownership share of net income from investments in unconsolidated joint ventures that generally own and operate rental properties. Equity in earnings from unconsolidated joint ventures was $16.3 million and $2.5 million for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, we recognized $10.6 million of equity in earnings of unconsolidated joint ventures related to gains on the distribution of joint venture assets to our partner in two unconsolidated joint ventures made in connection with a plan of dissolution (see Note 6 to the consolidated financial statements). We also recognized $2.3 million of equity in earnings related to our share of gains on land sales to unrelated parties by an unconsolidated joint venture. There were no such transactions in the corresponding period in 2020.
Gain on Sale of Properties - Continuing Operations
The $21.4 million recognized as gain on sale of properties in continuing operations for the three months ended March 31, 2021 is the result of the sale of two properties that did not meet the criteria for inclusion in discontinued operations.
The $8.9 million recognized as gain on sale of properties in continuing operations for the three months ended March 31, 2020 was primarily the result of the sale of one property that did not meet the criteria for inclusion in discontinued operations.

Impairment Charges
We did not recognize any impairment charges during the three months ended March 31, 2021.
During the three months ended March 31, 2020, we recognized $5.6 million of impairment charges related to writing off pre-acquisition costs, primarily non-refundable purchase deposits, for certain planned purchases of undeveloped land that we did not anticipate completing at the time as the result of the economic impact of the COVID-19 pandemic.
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
General and administrative expenses were $24.2 million and $21.8 million for the three months ended March 31, 2021 and 2020, respectively. The following table sets forth the factors that led to the increased general and administrative expenses (in millions):

General and administrative expenses - three months ended March 31, 2020	$21.8
Increase to overall pool of overhead costs	2.7
Impact of decreased allocation of costs to leasing and development activities (1)	0.3
Increased allocation of costs to Service Operations and Rental Operations	(0.6)
General and administrative expenses - three months ended March 31, 2021	$24.2
(1) We capitalized $2.1 million and $6.7 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the three months ended March 31, 2021, compared to capitalizing $850,000 and $8.7 million of such costs, respectively, for the three months ended March 31, 2020. Combined overhead costs capitalized to leasing and development totaled 20.7% and 23.8% of our overall pool of overhead costs for the three months ended March 31, 2021 and 2020, respectively, with the lower percentage being attributable to lower development volume during the three months ended March 31, 2021. Additionally, $3.0 million of our total overhead costs, which were not capitalizable, were recorded as expenses and presented separately in the line item "Non-Incremental Costs Related to Successful Leases" on the Consolidated Statements of Operations during the three months ended March 31, 2021, compared to $2.5 million of such expenses during the three months ended March 31, 2020.

Interest Expense
Interest expense from continuing operations was $22.5 million and $23.5 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in interest expense from continuing operations for the three months ended March 31, 2021 was primarily due to lower average interest rates and higher capitalized interest expense, partially offset by increased overall borrowings.
We capitalized $8.0 million and $6.9 million of interest costs for the three months ended March 31, 2021 and 2020, respectively.

Debt Extinguishment
In January 2021, the Partnership assumed and immediately repaid $40.2 million of unsecured debt related to the assets received as part of the dissolution of unconsolidated joint ventures (see Note 6 to the consolidated financial statements).
During the three months ended March 31, 2020, the Partnership redeemed $300.0 million of unsecured notes, which had a stated interest rate of 4.38%. The Partnership recognized a loss of $17.8 million in connection with the redemption of these notes including the repayment premium and write-off of the deferred financing costs.

Liquidity and Capital Resources

Sources of Liquidity
We expect to meet our short-term liquidity requirements over the next 12 months, which include payments of dividends and distributions, completion of development projects that are currently under construction and capital expenditures needed to maintain our current real estate assets, through working capital, net cash provided by operating activities and short term borrowings on the Partnership's unsecured line of credit. We had $9.0 million of cash on hand and no outstanding borrowings on the Partnership's $1.20 billion unsecured line of credit at March 31, 2021.

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

Debt and Equity Securities

We use the Partnership's unsecured line of credit (which is guaranteed by the General Partner) as a temporary source of capital to fund development activities, acquire additional rental properties and provide working capital. In March 2021, the Partnership amended and restated its existing $1.20 billion unsecured line of credit, which was set to mature in January 2022 with two six-month extension options. The amended and restated line of credit bears interest at LIBOR plus 0.775% with a reduction in borrowing costs if certain sustainability linked metrics are achieved each year. In addition, the amended and restated line of credit matures on March 31, 2025 with two six-month extension options.

In 2017, the Alternative Reference Rates Committee proposed that the Secured Overnight Funding Rate replace LIBOR. In March 2021, the administrator of LIBOR announced that the publication of LIBOR will cease for one-week and two-month USD LIBOR settings immediately after December 31, 2021, and the remaining USD LIBOR settings immediately after June 30, 2023. As the Partnership's unsecured line of credit agreement has provisions that allow for automatic transition to a new rate, and the Partnership has no other material debt arrangements that are indexed to LIBOR, we believe that the transition will not have a material impact on our consolidated financial statements.

In January 2021, the Partnership issued $450.0 million of senior unsecured notes, which bear interest at a stated interest rate of 1.75%, have an effective interest rate of 1.83%, and mature on February 1, 2031, for cash proceeds of $446.6 million.

Such unsecured notes, as well as other debt securities issued by the Partnership, are governed pursuant to certain indentures and related supplemental indentures, which also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, at March 31, 2021.

At March 31, 2021, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities (including guarantees of the Partnership's debt securities by the General Partner). Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of debt, development and future acquisitions and for other general corporate purposes.

In February 2021, the General Partner terminated its previous equity distribution agreement for the ATM equity program and entered into a new equity distribution agreement pursuant to which the General Partner may sell from time to time up to an aggregate offering price of $400.0 million of its common stock through sales agents or forward sellers. During the three months ended March 31, 2021, the General Partner issued 210,000 common shares under its predecessor ATM equity program, resulting in net proceeds of $8.3 million after paying total compensation of $84,000 to the applicable sales agents. Other fees related to these issuances, totaling $102,000, were also paid during the three months ended March 31, 2021. Also during the three months ended March 31, 2021, the General Partner issued 513,000 shares pursuant to its current ATM equity program, resulting in net proceeds of $21.6 million after paying total compensation of $218,000 to the applicable sales agents. Other fees related to these issuances, totaling $186,000, were also paid during the three months ended March 31, 2021. As of March 31, 2021, the new ATM equity program had $378.2 million worth of common shares available to issue.

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
Sales of land and properties provided $85.5 million and $27.1 million in net proceeds during the three months ended March 31, 2021 and 2020, respectively.
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated joint ventures, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions. During the three months ended March 31, 2021, our share of sale and capital distributions from unconsolidated joint ventures totaled $3.5 million. There were no such distributions during the three months ended March 31, 2020.

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
The following table summarizes our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	Three Months Ended March 31,
	2021	2020
Second generation tenant improvements	$6,940	$5,169
Second generation leasing costs	6,764	1,677
Building improvements	972	1,259
Total second generation capital expenditures	$14,676	$8,105
Development of real estate investments	$140,432	$170,900
Other deferred leasing costs	$8,007	$12,341
The capital expenditures in the table above include the capitalization of internal overhead costs. We capitalized $2.1 million and $850,000 of overhead costs that are incremental to executing leases, including both first and second generation leases, during the three months ended March 31, 2021 and 2020, respectively. We capitalized $6.7 million and $8.7 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the three months ended March 31, 2021 and 2020, respectively. Combined overhead costs capitalized to leasing and development totaled 20.7% and 23.8% of our overall pool of overhead costs for the three months ended March 31, 2021 and 2020, respectively.
Further discussion of the capitalization of overhead costs can be found herein, in the quarter-to-quarter comparison of general and administrative expenses of this Item 2 as well as in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report.
In addition to the capitalization of overhead costs, the totals for development of real estate assets in the table above include the capitalization of $8.0 million and $6.9 million of interest costs during the three months ended March 31, 2021 and 2020, respectively.
Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.
Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Code in order to maintain its REIT status. We paid regular dividends or distributions of $0.255 per common share or Common Unit in the first quarter of 2021, and the General Partner's board of directors declared dividends or distributions of $0.255 per common share or Common Unit for the second quarter of 2021.
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
Debt Service and Maturities
Debt outstanding at March 31, 2021 had a face value totaling $3.57 billion with a weighted average interest rate of 3.18% and maturities at various dates through 2050. Of this total amount, we had $3.51 billion of unsecured debt, $59.6 million of secured debt and no outstanding borrowings on our unsecured line of credit at March 31, 2021. Scheduled principal amortization, maturities, repayments of outstanding line of credit balances and repayments of assumed joint venture debt totaled $336.2 million for the three months ended March 31, 2021.

The following table is a summary of the scheduled future amortization and maturities of our indebtedness at March 31, 2021 (in thousands, except percentage data):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
Remainder of 2021	$3,406	$—	$3,406	5.05%
2022	4,646	83,740	88,386	3.99%
2023	4,893	250,000	254,893	3.75%
2024	5,155	300,000	305,155	3.92%
2025	5,102	—	5,102	5.08%
2026	3,238	375,000	378,238	3.38%
2027	1,615	475,000	476,615	3.18%
2028	1,307	500,000	501,307	4.45%
2029	1,359	400,000	401,359	2.88%
2030	1,413	350,000	351,413	1.86%
2031	1,469	450,000	451,469	1.84%
Thereafter	3,261	347,734	350,995	3.26%
	$36,864	$3,531,474	$3,568,338	3.18%

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

In January 2021, the Partnership assumed, and immediately repaid $40.2 million of unsecured debt associated with the properties received as a result of the dissolution of the joint ventures (see Note 6 to the consolidated financial statements).

Contractual Obligations

Aside from repayment of long-term debt and the issuance of senior unsecured notes described in the Sources of Liquidity section above, there have been no other material changes in our outstanding commitments since December 31, 2020, as previously discussed in our 2020 Annual Report.

Historical Cash Flows
Cash, cash equivalents and restricted cash were $22.2 million and $190.5 million at March 31, 2021 and 2020, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Three Months Ended March 31,
	2021	2020

Net cash provided by operating activities	$150.1	$114.6
Net cash used for investing activities	$(210.3)	$(158.7)
Net cash provided by financing activities	$15.1	$113.2

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

Investing Activities

Highlights of significant cash sources and uses are as follows:
•During the three months ended March 31, 2021, we paid cash of $34.7 million for building acquisitions. We did not acquire any buildings during the three months ended March 31, 2020. We paid cash of $64.6 million for undeveloped land acquisitions during the three months ended March 31, 2021, compared to $87.0 million for land acquisitions during the same period in 2020.
•Real estate development costs were $140.4 million during the three months ended March 31, 2021, compared to $170.9 million during the same period in 2020.
•Sales of land and properties provided $85.5 million in net proceeds during the three months ended March 31, 2021, compared to $27.1 million during the same period in 2020.
•We issued a secured promissory note to a borrower for net proceeds of $31.7 million during the three months ended March 31, 2021. We did not issue any notes during the same period in 2020.
•We did not receive repayments of notes receivable from property sales for the three months ended March 31, 2021. During the three months ended March 31, 2020, we received repayments of the final $110.0 million on our notes receivable related to the disposition of our medical office portfolio in 2017.
•Second generation tenant improvements, leasing costs and building improvements totaled $14.7 million during the three months ended March 31, 2021 compared to $8.1 million during the same period in 2020.
Financing Activities
The following items highlight significant capital transactions:
•During the three months ended March 31, 2021, the General Partner issued 723,000 common shares pursuant to its ATM equity programs for net proceeds of $29.5 million, compared to 8,700 common shares for net proceeds of $181,000 during the same period in 2020.
•During the three months ended March 31, 2021, the Partnership issued $450.0 million of senior unsecured notes, which bear interest at a stated interest rate of 1.75%, have an effective interest rate of 1.83% and mature on February 1, 2031, for cash proceeds of $446.6 million. During the three months ended March 31, 2020, the Partnership issued $325.0 million of senior unsecured notes, which bear interest at a stated interest rate of 3.05%, have an effective interest rate of 3.19% and mature on March 1, 2050, for cash proceeds of $316.4 million.
•The Partnership assumed, and immediately repaid, $40.2 million of unsecured debt in connection the distribution of the majority of the assets (see Note 6 to the consolidated financial statements) from two unconsolidated joint ventures during the three months ended March 31, 2021. The Partnership paid total cash of $316.7 million for the early redemption of $300.0 million of senior unsecured notes that were scheduled to mature in June 2022 during the same period in 2020.
•The Partnership did not obtain any secured loans during the three months ended March 31, 2021. During the three months ended March 31, 2020, a consolidated joint venture of the Partnership obtained a secured loan from a third party financial institution for gross proceeds of $18.4 million.

•The Partnership decreased net borrowings on its unsecured line of credit by $295.0 million during the three months ended March 31, 2021 and increased net borrowings by $200.0 million during the same period in 2020.
•We paid regular cash dividends totaling $95.3 million and $86.6 million during the three months ended March 31, 2021 and 2020, respectively.
•Changes in book cash overdrafts are classified as financing activities within our Consolidated Statements of Cash Flows. Book cash overdrafts were $2.0 million at March 31, 2021. There were no book cash overdrafts at March 31, 2020.

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

	Remainder of 2021	2022	2023	2024	2025	Thereafter	Face Value	Fair Value
Long-Term Debt:
Fixed rate secured debt	$3,106	$4,346	$4,593	$4,855	$4,702	$36,396	$57,998	$62,991
Weighted average interest rate	5.53%	5.54%	5.55%	5.56%	5.51%	4.18%	4.69%
Variable rate secured debt	$300	$300	$300	$300	$400	$—	$1,600	$1,600
Weighted average interest rate	0.08%	0.08%	0.08%	0.08%	0.08%	N/A	0.08%
Fixed rate unsecured debt	$—	$83,740	$250,000	$300,000	$—	$2,875,000	$3,508,740	$3,623,326
Weighted average interest rate	N/A	3.93%	3.72%	3.90%	N/A	3.01%	3.16%
As the above table incorporates only those exposures that existed at March 31, 2021, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise, our hedging strategies at that time, to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured line of credit, to the extent there are outstanding borrowings, will be affected by fluctuations in the LIBOR indices or applicable replacement rates, changes in our credit rating as well as certain sustainability linked metrics achieved each year. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.

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

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We are not subject to any material pending legal proceedings other than routine litigation arising in the ordinary course of business. We presently believe that all of the proceedings to which we were subject as of March 31, 2021, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the information set forth in this Report, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption "Item 1A. Risk Factors" in our 2020 Annual Report. The risks and uncertainties described in our 2020 Annual Report are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations. There have not been any material changes to the risk factors that we face since our 2020 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities
None
(b) Use of Proceeds
None
(c) Issuer Purchases of Equity Securities
From time to time, we repurchase our securities under a repurchase program that initially was approved by the General Partner's board of directors and publicly announced in October 2001 (the "Repurchase Program").
On January 27, 2021, the General Partner's board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $300.0 million of the General Partner's common shares, $750.0 million of the Partnership's debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairman of the finance committee of the board of directors of planned repurchases within these limits. We did not repurchase any equity securities through the Repurchase Program during the three months ended March 31, 2021.

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

4.1
Nineteenth Supplemental Indenture, dated as of January 21, 2021, by and between the Partnership and the Trustee, including the form of global note evidencing the 1.750% Senior Notes Due 2031 (filed as Exhibit 4.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on January 21, 2021, and incorporated herein by this reference).

10.1
Equity Distribution Agreement, dated February 19, 2021, by and among the Company, the Partnership and each Agent and its related Forward Purchaser (filed as Exhibit 1.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on February 19, 2021, and incorporated herein by this reference).

10.2
Form of Master Confirmation (filed as Exhibit 1.2 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on February 19, 2021, and incorporated herein by this reference).

10.3
Amended and Restated Revolving Credit Agreement, dated March 26, 2021, by and among the Partnership, the General Partner, JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Runners, with JPMorgan Chase Bank, N.A. as Administrative Agent; Wells Fargo Bank, National Association as Syndication Agent; The Bank of Nova Scotia and Regions Capital Markets, a Division of Regions Bank, as Joint Lead Arrangers; The Bank of Nova Scotia, Barclays Bank PLC, Citibank N.A., Morgan Stanley Senior Funding, Inc., PNC Bank, National Association, Regions Bank, Royal Bank of Canada, Truist Bank and U.S. Bank National Association as Documentation Agents, and the several banks, financial institutions and other entities from time to time parties thereto as lenders (filed as Exhibit 10.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on March 29, 2021, and incorporated herein by this reference).

10.4
Amended and Restated Guaranty, dated March 26, 2021, by the General Partner (filed as Exhibit 10.2 to the Combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on March 29, 2021, and incorporated herein by this reference).

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
By: DUKE REALTY CORPORATION, its general partner

/s/ James B. Connor
James B. Connor
Chairman and Chief Executive Officer of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner

Date:	April 30, 2021