Form 10-Q
period 2021-06-30
DUKE REALTY CORP; DUKE REALTY Ltd PARTNERSHIP/
filed 2021-07-30
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
The number of shares of Duke Realty Corporation's common stock outstanding at July 28, 2021 was 378,340,411.

EXPLANATORY NOTE
This report (the "Report") combines the quarterly reports on Form 10-Q for the period ended June 30, 2021 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries, and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning approximately 99.0% of the common partnership interests of the Partnership ("General Partner Units") as of June 30, 2021. The remaining 1.0% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership.
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

DUKE REALTY CORPORATION/DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$8,693,665	$8,745,155
Construction in progress	913,241	695,219
Investments in and advances to unconsolidated joint ventures	122,875	131,898
Undeveloped land	335,222	291,614
	10,065,003	9,863,886
Accumulated depreciation	(1,612,490)	(1,659,308)
Net real estate investments	8,452,513	8,204,578

Real estate investments and other assets held-for-sale	435,606	67,946

Cash and cash equivalents	8,252	6,309
Accounts receivable	12,103	15,204
Straight-line rent receivable	155,124	153,943
Receivables on construction contracts, including retentions	59,285	30,583
Deferred leasing and other costs, net of accumulated amortization of $201,451 and $204,122	330,083	329,765
Restricted cash held in escrow for like-kind exchange	2,802	47,682
Other escrow deposits and other assets	388,392	255,384
	$9,844,160	$9,111,394
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $323 and $343	$61,926	$64,074
Unsecured debt, net of deferred financing costs of $37,774 and $32,763	3,387,226	3,025,977
Unsecured line of credit	265,000	295,000
	3,714,152	3,385,051

Liabilities related to real estate investments held-for-sale	23,939	7,740

Construction payables and amounts due subcontractors, including retentions	128,406	62,332
Accrued real estate taxes	80,634	76,501
Accrued interest	20,726	18,363
Other liabilities	302,100	269,806
Tenant security deposits and prepaid rents	59,294	57,153
Total liabilities	4,329,251	3,876,946
Shareholders' equity:
Common shares ($0.01 par value); 600,000 shares authorized; 378,021 and 373,258 shares issued and outstanding, respectively	3,780	3,733
Additional paid-in capital	5,920,931	5,723,326
Accumulated other comprehensive loss	(29,789)	(31,568)
Distributions in excess of net income	(469,076)	(532,519)
Total shareholders' equity	5,425,846	5,162,972
Noncontrolling interests	89,063	71,476
Total equity	5,514,909	5,234,448
	$9,844,160	$9,111,394
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and six months ended June 30,
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
Revenues:
Rental and related revenue	$253,971	$226,374	$512,150	$445,129
General contractor and service fee revenue	17,721	12,137	48,834	19,751
	271,692	238,511	560,984	464,880
Expenses:
Rental expenses	18,515	17,557	46,645	36,400
Real estate taxes	41,368	36,763	82,538	73,490
General contractor and other services expenses	14,066	10,406	43,529	16,974
Depreciation and amortization	91,729	86,704	185,302	172,063
	165,678	151,430	358,014	298,927
Other operating activities:
Equity in earnings of unconsolidated joint ventures	10,590	2,396	26,858	4,935
Gain on sale of properties	95,183	—	116,543	8,937
Gain on land sales	9,900	6,070	11,138	6,205
Other operating expenses	(338)	(1,546)	(1,483)	(2,658)
Impairment charges	—	—	—	(5,626)
Non-incremental costs related to successful leases	(4,027)	(4,034)	(6,985)	(6,559)
General and administrative expenses	(15,879)	(13,606)	(40,096)	(35,369)
	95,429	(10,720)	105,975	(30,135)
Operating income	201,443	76,361	308,945	135,818
Other income (expenses):
Interest and other income, net	1,673	216	2,136	1,611
Interest expense	(21,072)	(22,841)	(43,579)	(46,335)
Loss on debt extinguishment	(3,938)	(14,972)	(4,008)	(32,778)
Gain on involuntary conversion	3,222	1,283	3,222	1,283
Income from continuing operations before income taxes	181,328	40,047	266,716	59,599
Income tax (expense) benefit	(3,672)	150	(8,856)	210
Income from continuing operations	177,656	40,197	257,860	59,809
Discontinued operations:
Gain on sale of properties	—	23	—	71
Income from discontinued operations	—	23	—	71
Net income	177,656	40,220	257,860	59,880
Net income attributable to noncontrolling interests	(1,839)	(400)	(2,681)	(604)
Net income attributable to common shareholders	$175,817	$39,820	$255,179	$59,276
Basic net income per common share:
Continuing operations attributable to common shareholders	$0.47	$0.11	$0.68	$0.16
Diluted net income per common share:
Continuing operations attributable to common shareholders	$0.47	$0.11	$0.68	$0.16
Weighted average number of common shares outstanding	376,020	368,836	374,850	368,513
Weighted average number of common shares and potential dilutive securities	381,621	372,573	380,334	372,197

Comprehensive income:
Net income	$177,656	$40,220	$257,860	$59,880
Other comprehensive income:
Amortization of interest rate swap contracts	890	889	1,779	1,690
Comprehensive income	$178,546	$41,109	$259,639	$61,570
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30,
(in thousands)
(Unaudited)

	Six Months Ended
	2021	2020
Cash flows from operating activities:
Net income	$257,860	$59,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	156,470	143,922
Amortization of deferred leasing and other costs	28,832	28,141
Amortization of deferred financing costs	4,888	4,477
Straight-line rental income and expense, net	(14,497)	(8,476)
Impairment charges	—	5,626
Loss on debt extinguishment	4,008	32,778
Gain on involuntary conversion	(3,222)	(1,283)
Gain on land and property sales	(127,681)	(15,213)
Third-party construction contracts, net	(1,588)	(3,717)
Other accrued revenues and expenses, net	23,993	11,460
Equity in earnings (in excess of) less than operating distributions received from unconsolidated joint ventures	(17,113)	3,563
Net cash provided by operating activities	311,950	261,158
Cash flows from investing activities:
Development of real estate investments	(332,091)	(333,212)
Acquisition of buildings and related intangible assets	(218,788)	—
Acquisition of land and other real estate assets	(223,280)	(95,859)
Second generation tenant improvements, leasing costs and building improvements	(33,747)	(17,666)
Other deferred leasing costs	(16,448)	(16,702)
Other assets	(48,736)	(10,289)
Proceeds from the repayments of notes receivable from property sales	—	110,000
Proceeds from land and property sales, net	265,973	34,509
Capital distributions from unconsolidated joint ventures	20,503	13
Capital contributions and advances to unconsolidated joint ventures	(8,986)	(4,833)
Net cash used for investing activities	(595,600)	(334,039)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	187,217	76,678
Proceeds from unsecured debt	446,634	663,123
Payments on unsecured debt	(127,758)	(546,972)
Proceeds from secured debt financings	—	18,400
Payments on secured indebtedness including principal amortization	(2,028)	(1,906)
Repayments on line of credit, net	(30,000)	—
Distributions to common shareholders	(191,082)	(173,131)
Distributions to noncontrolling interests	(2,116)	(1,566)
Tax payments on stock-based compensation awards	(4,757)	(4,051)
Change in book cash overdrafts	3,758	(14,444)
Other financing activities	(270)	289
Deferred financing costs	(9,961)	(6,374)
Redemption of Limited Partner Units	(37)	—
Net cash provided by financing activities	269,600	10,046
Net decrease in cash, cash equivalents and restricted cash	(14,050)	(62,835)
Cash, cash equivalents and restricted cash at beginning of period	67,223	121,431
Cash, cash equivalents and restricted cash at end of period	$53,173	$58,596
Non-cash activities:
Lease liabilities arising from right-of-use assets	$18,257	$1,443
Assumption of indebtedness and other liabilities in real estate acquisitions	$84,354	$—
Non-cash distribution of assets from unconsolidated joint ventures, net	$11,124	$—
Issuance of Limited Partner Units for acquisition	$11,576	$—
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three and six months ended June 30, 2021 and 2020
(in thousands, except per share data)
(Unaudited)

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Noncontrolling Interests	Total
Balance at March 31, 2021	$3,743	$5,756,738	$(30,679)	$(548,843)	$78,182	$5,259,141
Net income	—	—	—	175,817	1,839	177,656
Other comprehensive income	—	—	890	—	—	890
Issuance of common shares	34	156,802	—	—	—	156,836
Stock-based compensation plan activity	—	2,687	—	(278)	3,234	5,643
Issuance of Limited Partner Units	—	—	—	—	11,576	11,576
Conversion of Limited Partner Units	3	4,744	—	—	(4,747)	—
Redemption of Limited Partner Units	—	(40)	—	—	3	(37)
Distributions to common shareholders ($0.255 per share)	—	—	—	(95,772)	—	(95,772)
Distributions to noncontrolling interests	—	—	—	—	(1,024)	(1,024)
Balance at June 30, 2021	$3,780	$5,920,931	$(29,789)	$(469,076)	$89,063	$5,514,909

Balance at December 31, 2020	$3,733	$5,723,326	$(31,568)	$(532,519)	$71,476	$5,234,448
Net income	—	—	—	255,179	2,681	257,860
Other comprehensive income	—	—	1,779	—	—	1,779
Issuance of common shares	41	187,176	—	—	—	187,217
Stock-based compensation plan activity	3	5,426	—	(654)	10,489	15,264
Issuance of Limited Partner Units	—	—	—	—	11,576	11,576
Conversion of Limited Partner Units	3	5,043	—	—	(5,046)	—
Redemption of Limited Partner Units	—	(40)	—	—	3	(37)
Distributions to common shareholders ($0.51 per share)	—	—	—	(191,082)	—	(191,082)
Distributions to noncontrolling interests	—	—	—	—	(2,116)	(2,116)
Balance at June 30, 2021	$3,780	$5,920,931	$(29,789)	$(469,076)	$89,063	$5,514,909

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Noncontrolling Interests	Total
Balance at March 31, 2020	$3,684	$5,533,806	$(34,235)	$(543,412)	$67,219	$5,027,062
Net income	—	—	—	39,820	400	40,220
Other comprehensive income	—	—	889	—	—	889
Issuance of common shares	20	71,193	—	—	—	71,213
Stock-based compensation plan activity	—	2,898	—	(274)	2,760	5,384
Distributions to common shareholders ($0.235 per share)	—	—	—	(86,569)	—	(86,569)
Distributions to noncontrolling interests	—	—	—	—	(783)	(783)
Balance at June 30, 2020	$3,704	$5,607,897	$(33,346)	$(590,435)	$69,596	$5,057,416

Balance at December 31, 2019	$3,680	$5,525,463	$(35,036)	$(475,992)	$62,145	$5,080,260
Net income	—	—	—	59,276	604	59,880
Other comprehensive income	—	—	1,690	—	—	1,690
Issuance of common shares	21	76,657	—	—	—	76,678
Stock-based compensation plan activity	3	5,777	—	(588)	8,413	13,605
Distributions to common shareholders ($0.47 per share)	—	—	—	(173,131)	—	(173,131)
Distributions to noncontrolling interests	—	—	—	—	(1,566)	(1,566)
Balance at June 30, 2020	$3,704	$5,607,897	$(33,346)	$(590,435)	$69,596	$5,057,416

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$8,693,665	$8,745,155
Construction in progress	913,241	695,219
Investments in and advances to unconsolidated joint ventures	122,875	131,898
Undeveloped land	335,222	291,614
	10,065,003	9,863,886
Accumulated depreciation	(1,612,490)	(1,659,308)
Net real estate investments	8,452,513	8,204,578

Real estate investments and other assets held-for-sale	435,606	67,946

Cash and cash equivalents	8,252	6,309
Accounts receivable	12,103	15,204
Straight-line rent receivable	155,124	153,943
Receivables on construction contracts, including retentions	59,285	30,583
Deferred leasing and other costs, net of accumulated amortization of $201,451 and $204,122	330,083	329,765
Restricted cash held in escrow for like-kind exchange	2,802	47,682
Other escrow deposits and other assets	388,392	255,384
	$9,844,160	$9,111,394
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $323 and $343	$61,926	$64,074
Unsecured debt, net of deferred financing costs of $37,774 and $32,763	3,387,226	3,025,977
Unsecured line of credit	265,000	295,000
	3,714,152	3,385,051

Liabilities related to real estate investments held-for-sale	23,939	7,740

Construction payables and amounts due subcontractors, including retentions	128,406	62,332
Accrued real estate taxes	80,634	76,501
Accrued interest	20,726	18,363
Other liabilities	302,100	269,806
Tenant security deposits and prepaid rents	59,294	57,153
Total liabilities	4,329,251	3,876,946
Partners' equity:
Common equity (378,021 and 373,258 General Partner Units issued and outstanding, respectively)	5,455,635	5,194,540
Limited Partners' common equity (3,762 and 3,326 Limited Partner Units issued and outstanding, respectively)	84,494	66,874
Accumulated other comprehensive loss	(29,789)	(31,568)
Total partners' equity	5,510,340	5,229,846
Noncontrolling interests	4,569	4,602
Total equity	5,514,909	5,234,448
	$9,844,160	$9,111,394
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and six months ended June 30,
(in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
Revenues:
Rental and related revenue	$253,971	$226,374	$512,150	$445,129
General contractor and service fee revenue	17,721	12,137	48,834	19,751
	271,692	238,511	560,984	464,880
Expenses:
Rental expenses	18,515	17,557	46,645	36,400
Real estate taxes	41,368	36,763	82,538	73,490
General contractor and other services expenses	14,066	10,406	43,529	16,974
Depreciation and amortization	91,729	86,704	185,302	172,063
	165,678	151,430	358,014	298,927
Other operating activities:
Equity in earnings of unconsolidated joint ventures	10,590	2,396	26,858	4,935
Gain on sale of properties	95,183	—	116,543	8,937
Gain on land sales	9,900	6,070	11,138	6,205
Other operating expenses	(338)	(1,546)	(1,483)	(2,658)
Impairment charges	—	—	—	(5,626)
Non-incremental costs related to successful leases	(4,027)	(4,034)	(6,985)	(6,559)
General and administrative expenses	(15,879)	(13,606)	(40,096)	(35,369)
	95,429	(10,720)	105,975	(30,135)
Operating income	201,443	76,361	308,945	135,818
Other income (expenses):
Interest and other income, net	1,673	216	2,136	1,611
Interest expense	(21,072)	(22,841)	(43,579)	(46,335)
Loss on debt extinguishment	(3,938)	(14,972)	(4,008)	(32,778)
Gain on involuntary conversion	3,222	1,283	3,222	1,283
Income from continuing operations before income taxes	181,328	40,047	266,716	59,599
Income tax (expense) benefit	(3,672)	150	(8,856)	210
Income from continuing operations	177,656	40,197	257,860	59,809
Discontinued operations:
Gain on sale of properties	—	23	—	71
Income from discontinued operations	—	23	—	71
Net income	177,656	40,220	257,860	59,880
Net income attributable to noncontrolling interests	(101)	(44)	(182)	(78)
Net income attributable to common unitholders	$177,555	$40,176	$257,678	$59,802
Basic net income per Common Unit:
Continuing operations attributable to common unitholders	$0.47	$0.11	$0.68	$0.16
Diluted net income per Common Unit:
Continuing operations attributable to common unitholders	$0.47	$0.11	$0.68	$0.16
Weighted average number of Common Units outstanding	379,790	372,167	378,523	371,790
Weighted average number of Common Units and potential dilutive securities	381,621	372,573	380,334	372,197
Comprehensive income:
Net income	$177,656	$40,220	$257,860	$59,880
Other comprehensive income:
Amortization of interest rate swap contracts	890	889	1,779	1,690
Comprehensive income	$178,546	$41,109	$259,639	$61,570

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30,
(in thousands)
(Unaudited)

	Six Months Ended
	2021	2020
Cash flows from operating activities:
Net income	$257,860	$59,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	156,470	143,922
Amortization of deferred leasing and other costs	28,832	28,141
Amortization of deferred financing costs	4,888	4,477
Straight-line rental income and expense, net	(14,497)	(8,476)
Impairment charges	—	5,626
Loss on debt extinguishment	4,008	32,778
Gain on involuntary conversion	(3,222)	(1,283)
Gain on land and property sales	(127,681)	(15,213)
Third-party construction contracts, net	(1,588)	(3,717)
Other accrued revenues and expenses, net	23,993	11,460
Equity in earnings (in excess of) less than operating distributions received from unconsolidated joint ventures	(17,113)	3,563
Net cash provided by operating activities	311,950	261,158
Cash flows from investing activities:
Development of real estate investments	(332,091)	(333,212)
Acquisition of buildings and related intangible assets	(218,788)	—
Acquisition of land and other real estate assets	(223,280)	(95,859)
Second generation tenant improvements, leasing costs and building improvements	(33,747)	(17,666)
Other deferred leasing costs	(16,448)	(16,702)
Other assets	(48,736)	(10,289)
Proceeds from the repayments of notes receivable from property sales	—	110,000
Proceeds from land and property sales, net	265,973	34,509
Capital distributions from unconsolidated joint ventures	20,503	13
Capital contributions and advances to unconsolidated joint ventures	(8,986)	(4,833)
Net cash used for investing activities	(595,600)	(334,039)
Cash flows from financing activities:
Proceeds from the General Partner	187,217	76,678
Proceeds from unsecured debt	446,634	663,123
Payments on unsecured debt	(127,758)	(546,972)
Proceeds from secured debt financings	—	18,400
Payments on secured indebtedness including principal amortization	(2,028)	(1,906)
Repayments on line of credit, net	(30,000)	—
Distributions to common unitholders	(192,983)	(174,697)
Distributions to noncontrolling interests	(215)	—
Tax payments on stock-based compensation awards	(4,757)	(4,051)
Change in book cash overdrafts	3,758	(14,444)
Other financing activities	(270)	289
Deferred financing costs	(9,961)	(6,374)
Redemption of Limited Partner Units	(37)	—
Net cash provided by financing activities	269,600	10,046
Net decrease in cash, cash equivalents and restricted cash	(14,050)	(62,835)
Cash, cash equivalents and restricted cash at beginning of period	67,223	121,431
Cash, cash equivalents and restricted cash at end of period	$53,173	$58,596
Non-cash activities:
Lease liabilities arising from right-of-use assets	$18,257	$1,443
Assumption of indebtedness and other liabilities in real estate acquisitions	$84,354	$—
Non-cash distribution of assets from unconsolidated joint ventures, net	$11,124	$—
Issuance of Limited Partner Units for acquisition	$11,576	$—
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three and six months ended June 30, 2021 and 2020
(in thousands, except per unit data)
(Unaudited)

	Common Unitholders
	General	Limited	Accumulated
	Partner's	Partners'	Other	Total
	Common Equity	Common Equity	Comprehensive Loss	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2021	$5,211,638	$73,649	$(30,679)	$5,254,608	$4,533	$5,259,141
Net income	175,817	1,738	—	177,555	101	177,656
Other comprehensive income	—	—	890	890	—	890
Capital contribution from the General Partner	156,836	—	—	156,836	—	156,836
Stock-based compensation plan activity	2,409	3,234	—	5,643	—	5,643
Issuance of Limited Partner Units	—	11,576	—	11,576	—	11,576
Conversion of Limited Partner Units	4,747	(4,747)	—	—	—	—
Redemption of Limited Partner Units	(40)	3	—	(37)	—	(37)
Distributions to common unitholders ($0.255 per Common Unit)	(95,772)	(959)	—	(96,731)	—	(96,731)
Distributions to noncontrolling interests	—	—	—	—	(65)	(65)
Balance at June 30, 2021	$5,455,635	$84,494	$(29,789)	$5,510,340	$4,569	$5,514,909

Balance at December 31, 2020	$5,194,540	$66,874	$(31,568)	$5,229,846	$4,602	$5,234,448
Net income	255,179	2,499	—	257,678	182	257,860
Other comprehensive income	—	—	1,779	1,779	—	1,779
Capital contribution from the General Partner	187,217	—	—	187,217	—	187,217
Stock-based compensation plan activity	4,775	10,489	—	15,264	—	15,264
Issuance of Limited Partner Units	—	11,576	—	11,576	—	11,576
Conversion of Limited Partner Units	5,046	(5,046)	—	—	—	—
Redemption of Limited Partner Units	(40)	3	—	(37)	—	(37)
Distributions to common unitholders ($0.51 per Common Unit)	(191,082)	(1,901)	—	(192,983)	—	(192,983)
Distributions to noncontrolling interests	—	—	—	—	(215)	(215)
Balance at June 30, 2021	$5,455,635	$84,494	$(29,789)	$5,510,340	$4,569	$5,514,909

	Common Unitholders
	General	Limited	Accumulated
	Partner's	Partners'	Other	Total
	Common Equity	Common Equity	Comprehensive Loss	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2020	$4,994,078	$62,615	$(34,235)	$5,022,458	$4,604	$5,027,062
Net income	39,820	356	—	40,176	44	40,220
Other comprehensive income	—	—	889	889	—	889
Capital contribution from the General Partner	71,213	—	—	71,213	—	71,213
Stock-based compensation plan activity	2,624	2,760	—	5,384	—	5,384
Distributions to common unitholders ($0.235 per Common Unit)	(86,569)	(783)	—	(87,352)	—	(87,352)
Balance at June 30, 2020	$5,021,166	$64,948	$(33,346)	$5,052,768	$4,648	$5,057,416

Balance at December 31, 2019	$5,053,151	$57,575	$(35,036)	$5,075,690	$4,570	$5,080,260
Net income	59,276	526	—	59,802	78	59,880
Other comprehensive income	—	—	1,690	1,690	—	1,690
Capital contribution from the General Partner	76,678		—	76,678	—	76,678
Stock-based compensation plan activity	5,192	8,413	—	13,605	—	13,605
Distributions to common unitholders ($0.47 per Common Unit)	(173,131)	(1,566)	—	(174,697)	—	(174,697)
Balance at June 30, 2020	$5,021,166	$64,948	$(33,346)	$5,052,768	$4,648	$5,057,416

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    General Basis of Presentation
The interim consolidated financial statements included herein have been prepared by the General Partner and the Partnership. The 2020 year-end consolidated balance sheet data included in this Report was derived from the audited financial statements in the combined Annual Report on Form 10-K of the General Partner and the Partnership for the year ended December 31, 2020 (the "2020 Annual Report"), but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses during the reporting period. Our actual results could differ from those estimates and assumptions. These financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included herein and the consolidated financial statements and notes thereto included in the 2020 Annual Report.
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
The General Partner is the sole general partner of the Partnership, owning approximately 99.0% of the Common Units at June 30, 2021. The remaining 1.0% of the Common Units are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
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
As of June 30, 2021, we owned and operated a portfolio primarily consisting of industrial properties and provided real estate services to third-party owners, customers and joint ventures. Substantially all of our Rental Operations (see Note 10) are conducted through the Partnership. We conduct our Service Operations (see Note 10) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership ("DCLP"), which are consolidated entities that are 100% owned by a combination of the General Partner and the Partnership. DCLP is owned through a taxable REIT subsidiary. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries.

2.    Leases
Lease Income
Our leases generally include scheduled rent increases, but do not include variable payments based on indexes. Our rental revenue is primarily based on fixed, non-cancelable leases. Our variable rental revenue primarily consists of amounts recovered from lessees for property tax, insurance and common area maintenance ("CAM").
If we conclude that collection of lease payments is not probable, any difference between the revenue that would have been recognized under the straight-line method and the lease payments that have been collected is recognized as a current period adjustment to rental revenues. Any other changes in collectability reserves for leases not subject to the collectability constraint are also recorded as a current period adjustment to rental revenues.
All revenues related to lease and lease-related services are included in, and comprise substantially all of, the caption "Rental and Related Revenue" on the Consolidated Statements of Operations and Comprehensive Income. The components of Rental and Related Revenue are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Rental revenue - fixed payments	$189,173	$169,617	$376,560	$331,224
Rental revenue - variable payments (1)	64,798	56,757	135,590	113,905
Rental and related revenue	$253,971	$226,374	$512,150	$445,129
(1) Primarily includes tenant recoveries for real estate taxes, insurance and CAM.
Lessee Accounting
As of June 30, 2021, our lease arrangements, where we are the lessee, primarily consisted of office and ground leases. For these lease arrangements, as required by Accounting Standards Codification Topic 842, Leases ("ASC 842"), we recognized right-of-use ("ROU") assets and the corresponding lease liabilities representing the discounted value of future lease payments. In determining these amounts, we elected an available practical expedient that allows us, as a lessee, to not separate lease and non-lease components.
All of our office leases are classified as operating leases under ASC 842. Ground leases that were classified as operating leases prior to adoption of ASC 842 continue to be accounted for as operating leases by electing the practical expedient under ASC 842. Two ground leases that were entered into subsequent to the adoption of ASC 842 are classified as finance leases. For the operating leases, we recognized ROU assets and related lease liabilities as follows (in thousands):

	June 30, 2021	December 31, 2020
ROU assets	$37,216	$38,867
Lease liabilities	41,472	42,874
For the finance leases, we recognized ROU assets and related lease liabilities as follows (in thousands):

	June 30, 2021	December 31, 2020
ROU assets	$37,889	$19,239
Lease liabilities	38,512	19,430
ROU assets were included within Other Escrow Deposits and Other Assets and lease liabilities were included in Other Liabilities on our Consolidated Balance Sheets.

3.    Reclassifications
Certain amounts in the accompanying consolidated financial statements for 2020 have been reclassified to conform to the 2021 consolidated financial statement presentation.

4.    Restricted Cash
Restricted cash primarily consists of cash proceeds from dispositions but restricted only for qualifying like-kind exchange transactions and cash held in escrow related to acquisition and disposition holdbacks.  The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$8,252	$6,309
Restricted cash held in escrow for like-kind exchange	2,802	47,682
Restricted cash included in other escrow deposits and other assets	42,119	13,232
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$53,173	$67,223

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
We use the equity method of accounting for those joint ventures where we exercise significant influence but do not have control. Under the equity method of accounting, our investment in each joint venture is included on our balance sheet; however, the assets and liabilities of the joint ventures for which we use the equity method are not included on our balance sheet
There were no unconsolidated joint ventures, in which we have any recognized assets or liabilities or have retained any economic exposure to loss at June 30, 2021, that met the criteria to be considered VIEs. In January 2021, we, and the other partner from two unconsolidated joint ventures, repaid $69.8 million of guaranteed loans. At June 30, 2021, we did not guarantee the indebtedness of any of our unconsolidated joint ventures.

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
Acquisitions
We paid cash of $218.8 million for three building acquisitions in Southern California and Northern New Jersey and paid a combination of $64.0 million of cash and Limited Partner Units with a fair value of $11.6 million for a container storage lot in Northern New Jersey during the six months ended June 30, 2021. All of these properties were fully leased at the date of acquisition. We did not acquire any buildings during the six months ended June 30, 2020.
The following table summarizes amounts recognized for each major class of assets and liabilities (in thousands) for these acquisitions during the six months ended June 30, 2021:

Real estate assets	$326,394
Lease related intangibles	11,796
Total acquired assets	$338,190
Below market lease liabilities	$43,102
The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 11.0 years.
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

As the result of this dissolution transaction, we recognized a gain of $10.6 million (included in equity in earnings in the Consolidated Statements of Operations), which was related to the properties distributed to our partner. We did not recognize a gain to remeasure our existing ownership interest in the assets we received in distribution and we recognized such assets at a combined basis of $52.2 million in the Consolidated Balance Sheets. We assumed and immediately repaid unsecured debt of the joint ventures totaling $40.2 million.
Fair Value Measurements
We determine the fair value of the individual components of real estate asset acquisitions primarily through calculating the "as-if vacant" value of a building, using an income approach, which relies significantly upon internally determined assumptions. We have determined that these estimates primarily rely upon level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions used in calculating the "as-if vacant" value for acquisition activity during the six months ended June 30, 2021 are as follows:

	Low	High
Exit capitalization rate	3.50%	5.00%
Annual net rental rate per square foot on acquired buildings	$6.62	$12.58
Annual net rental rate per acre on acquired ground lease	$182,136	$182,136

Capitalized acquisition costs were insignificant and the fair value of net assets acquired from unrelated parties during the six months ended June 30, 2021, was substantially the same as the cost of acquisition.

Dispositions
Dispositions of buildings and undeveloped land generated net cash proceeds of $266.0 million and $34.5 million during the six months ended June 30, 2021 and 2020, respectively. The number of buildings sold is disclosed in Note 11.
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

7.    Indebtedness

All debt is issued directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee some of the unsecured debt of the Partnership. The following table summarizes the book value and changes in the fair value of our debt (in thousands):

	Book Value at 12/31/2020	Book Value at 6/30/2021	Fair Value at 12/31/2020	Issuances and Assumptions	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 6/30/2021
Fixed rate secured debt	$62,817	$60,649	$65,848	$—	$(2,028)	$(915)	$62,905
Variable rate secured debt	1,600	1,600	1,600	—	—	—	1,600
Unsecured debt	3,058,740	3,425,000	3,387,913	490,226	(123,966)	(147,038)	3,607,135
Unsecured line of credit	295,000	265,000	295,000	—	(30,000)	—	265,000
Total	$3,418,157	$3,752,249	$3,750,361	$490,226	$(155,994)	$(147,953)	$3,936,640
Less: Deferred financing costs	33,106	38,097
Total indebtedness as reported on the consolidated balance sheets	$3,385,051	$3,714,152

Secured Debt
Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated market rates for all of our current fixed rate secured debt are between 2.00% and 2.80%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon level 3 inputs.
Unsecured Debt
At June 30, 2021, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 96.00% to 129.00% of face value.
The indentures (and related supplemental indentures) governing our outstanding series of unsecured notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such financial covenants at June 30, 2021.
In June 2021, we redeemed $83.7 million of 3.88% senior unsecured notes due October 2022. In connection with the early repayment of these notes, we recognized a loss of $3.9 million including the prepayment premium and the write-off of unamortized deferred financing costs.

In January 2021, the Partnership issued $450.0 million of senior unsecured notes that bear a stated interest rate of 1.75%, have an effective interest rate of 1.83%, and mature on February 1, 2031. Proceeds from the unsecured notes offering will be allocated to finance or refinance eligible green projects.

In addition, in January 2021, the Partnership assumed and immediately repaid $40.2 million of unsecured debt related to the assets received as part of the dissolution of unconsolidated joint ventures (see Note 6).

Unsecured Line of Credit
Our unsecured line of credit at June 30, 2021 is described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at June 30, 2021
Unsecured Line of Credit - Partnership	$1,200,000	March 31, 2025	$265,000

In March 2021, the Partnership amended and restated its existing $1.20 billion unsecured line of credit, which was set to mature in January 2022 with two six-month extension options. The amended and restated line of credit bears interest at LIBOR plus 0.775% (equal to 0.86% for our outstanding borrowings at June 30, 2021) with a reduction in borrowing costs if certain sustainability linked metrics are achieved each year. In addition, the amended and restated line of credit matures on March 31, 2025 with two six-month extension options. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $800.0 million, for a total of up to $2.00 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions. The line of credit also allows automatic transition to an alternative rate of interest in the event that the LIBOR ceases to publish and needs to be replaced. As a result of amending and restating the unsecured line of credit, we incurred $6.1 million of deferred financing costs through June 30, 2021.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At June 30, 2021, we were in compliance with all financial covenants under this line of credit.
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
During the six months ended June 30, 2021, the General Partner issued 4.1 million common shares pursuant to its ATM equity programs, generating gross proceeds of $188.1 million and, after deducting commissions and other costs, net proceeds of $185.8 million. The proceeds from these sales were contributed to the Partnership and used to fund development activities.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
General Partner
Net income attributable to common shareholders	$175,817	$39,820	$255,179	$59,276
Less: dividends on participating securities	(365)	(356)	(735)	(712)
Basic net income attributable to common shareholders	$175,452	$39,464	$254,444	$58,564
Add back dividends on dilutive participating securities	365	—	735	—
Noncontrolling interest in earnings of common unitholders	1,738	356	2,499	526
Diluted net income attributable to common shareholders	$177,555	$39,820	$257,678	$59,090
Weighted average number of common shares outstanding	376,020	368,836	374,850	368,513
Weighted average Limited Partner Units outstanding	3,770	3,331	3,673	3,277
Other potential dilutive shares	1,831	406	1,811	407
Weighted average number of common shares and potential dilutive securities	381,621	372,573	380,334	372,197

Partnership
Net income attributable to common unitholders	$177,555	$40,176	$257,678	$59,802
Less: distributions on participating securities	(365)	(356)	(735)	(712)
Basic net income attributable to common unitholders	$177,190	$39,820	$256,943	$59,090
Add back distributions on dilutive participating securities	365	—	735	—
Diluted net income attributable to common unitholders	$177,555	$39,820	$257,678	$59,090
Weighted average number of Common Units outstanding	379,790	372,167	378,523	371,790
Other potential dilutive units	1,831	406	1,811	407
Weighted average number of Common Units and potential dilutive securities	381,621	372,573	380,334	372,197
The following table summarizes the data that is excluded from the computation of net income per common share or Common Unit as a result of being anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
General Partner and Partnership
Other potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	—	—	—	—
Anti-dilutive outstanding participating securities	—	1,660	—	1,660

10.    Segment Reporting
Reportable Segments
As of June 30, 2021, we had two reportable operating segments, the first consisting of the ownership and rental of industrial real estate investments. We continue to increase our investments in quality industrial properties largely based on anticipated geographic trends in supply and demand for industrial buildings, as well as the real estate needs of our major tenants that operate on a national level. We treat our industrial properties as a single operating and reportable segment based on our method of internal reporting. Properties not included in our reportable segments, because they are not industrial properties and do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are generally referred to as non-reportable Rental Operations. Our non-reportable Rental Operations primarily include our remaining office properties and medical office property at June 30, 2021. The operations of our industrial properties, as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations."

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

Revenues by Reportable Segment

The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Rental Operations:
Industrial	$252,511	$224,472	$509,181	$441,424
Non-reportable Rental Operations	1,279	1,383	2,788	2,911
Service Operations	17,721	12,137	48,834	19,751
Total segment revenues	271,511	237,992	560,803	464,086
Other revenue	181	519	181	794
Consolidated revenue	$271,692	$238,511	$560,984	$464,880

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
The following table shows a reconciliation of our segment-level measures of profitability to consolidated income from continuing operations before income taxes (in thousands and excluding discontinued operations):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
PNOI
Industrial	$183,296	$157,246	$358,044	$309,524
Non-reportable Rental Operations	1,230	1,053	2,503	2,872
PNOI, excluding all sold properties	184,526	158,299	360,547	312,396
PNOI from sold properties included in continuing operations	1,054	3,717	3,041	7,892
PNOI, continuing operations	$185,580	$162,016	$363,588	$320,288

Earnings from Service Operations	3,655	1,731	5,305	2,777

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	6,476	6,774	14,497	8,476
Revenues related to lease buyouts	—	2,033	310	2,426
Amortization of lease concessions and above and below market rents	2,609	1,540	5,441	4,097
Intercompany rents and other adjusting items	(698)	(703)	(1,116)	(375)
Non-Segment Items:
Equity in earnings of unconsolidated joint ventures	10,590	2,396	26,858	4,935
Interest expense	(21,072)	(22,841)	(43,579)	(46,335)
Depreciation and amortization expense	(91,729)	(86,704)	(185,302)	(172,063)
Gain on sale of properties	95,183	—	116,543	8,937
Impairment charges	—	—	—	(5,626)
Interest and other income, net	1,673	216	2,136	1,611
General and administrative expenses	(15,879)	(13,606)	(40,096)	(35,369)
Gain on land sales	9,900	6,070	11,138	6,205
Other operating expenses	(338)	(1,546)	(1,483)	(2,658)
Loss on extinguishment of debt	(3,938)	(14,972)	(4,008)	(32,778)
Gain on involuntary conversion	3,222	1,283	3,222	1,283
Non-incremental costs related to successful leases	(4,027)	(4,034)	(6,985)	(6,559)
Other non-segment revenues and expenses, net	121	394	247	327
Income from continuing operations before income taxes	$181,328	$40,047	$266,716	$59,599

11.    Real Estate Assets, Discontinued Operations and Assets Held-for-Sale
Real Estate Assets
Real estate assets, excluding assets held-for-sale, consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Buildings and tenant improvements	$5,658,306	$5,812,004
Land and improvements	2,981,167	2,883,674
Other real estate investments (1)	54,192	49,477
Real estate assets	$8,693,665	$8,745,155
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
Allocation of Noncontrolling Interests - General Partner
The following table illustrates the General Partner's share of the income attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income between continuing and discontinued operations to the noncontrolling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income from continuing operations attributable to common shareholders	$175,817	$39,797	$255,179	$59,206
Income from discontinued operations attributable to common shareholders	—	23	—	70
Net income attributable to common shareholders	$175,817	$39,820	$255,179	$59,276
Allocation of Noncontrolling Interests - Partnership
Substantially all of the income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is attributable to the common unitholders.
Assets Held-for-Sale
The following table illustrates the number of sold or held-for-sale properties in this Report:

	Held-for-Sale at June 30, 2021	Sold Year-to-Date in 2021	Sold in 2020	Total

Properties sold or classified as held-for-sale	23	5	7	35

At June 30, 2021, the properties that met the criteria to be classified as held for sale consisted of 23 wholly-owned properties and 15.0 acres of undeveloped land. None of these held-for-sale properties met the criteria to be classified within discontinued operations.
Included within these properties are nine wholly-owned properties leased by our largest tenant, which will be contributed in three separate tranches pursuant to the terms of a newly formed, unconsolidated joint venture, in which we hold a 20% ownership interest. The first tranche of three properties closed on July 27, 2021 (see Note 12) and the remaining six properties are all expected to close by early 2022.
The other properties that met the criteria for held-for-sale classification at June 30, 2021 represented our remaining properties in the St. Louis market and the sale of these properties closed on July 22, 2021 (see Note 12).

The following table illustrates aggregate balance sheet information for held-for-sale properties (in thousands):

	Held-for-Sale Properties Included in Continuing Operations
	June 30, 2021	December 31, 2020
Land and improvements	$197,287	$27,954
Buildings and tenant improvements	325,874	44,800
Construction in progress	25	—
Undeveloped land	1,338	—
Accumulated depreciation	(123,696)	(5,976)
Deferred leasing and other costs, net	18,609	936
Other assets	16,169	232
Total assets held-for-sale	$435,606	$67,946

Accrued expenses	4,296	660
Other liabilities	19,643	7,080
Total liabilities related to assets held-for-sale	$23,939	$7,740

12.    Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on July 28, 2021:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common - Quarterly	$0.255	August 16, 2021	August 31, 2021
Property Dispositions
On July 22, 2021, we closed on the sale of 14 wholly-owned buildings and 15.0 acres of undeveloped land that were held for sale as of June 30, 2021, for net cash proceeds of approximately $290.0 million, which completed our previously announced exit from the St. Louis market.
In addition, on July 27, 2021, we contributed three properties to a newly-formed, 20%-owned unconsolidated joint venture. These properties consisted of two buildings and one trailer storage lot in Chicago and Atlanta that were held for sale as of June 30, 2021. The joint venture financed the acquisition of these properties with a combination of a third party first mortgage loan and equity contributions from our partner in this joint venture and we received approximately $141.0 million of net cash proceeds, including our share of the proceeds of the joint venture's first mortgage loan.
Debt Extinguishment
On July 9, 2021, we provided notice of redemption to the holders of our $250.0 million of 3.63% unsecured notes, which are scheduled to mature in April 2023. This redemption is expected to occur on August 8, 2021 and will result in a loss on debt extinguishment of approximately $14.0 million, which is comprised of the prepayment premium and the write-off of unamortized deferred financing costs.

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
Cautionary Notice Regarding Forward-Looking Statements
Certain statements contained in or incorporated by reference into this Report, including, without limitation, those related to our future operations and those related to our expectations concerning the effects of the COVID-19 pandemic on our future operations and balance sheet, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The words "believe," "estimate," "expect," "anticipate," "intend," "plan," "strategy," "continue," "seek," "may," "could" and similar expressions or statements regarding future periods are intended to identify forward-looking statements, although not all forward-looking statements may contain such words.
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

The above list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included in our 2020 Annual Report and in Part II, Item 1A, "Risk Factors" in this report. The risk factors contained in our 2020 Annual Report are updated by us from time to time in Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings that we make with the SEC.
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
At June 30, 2021, we:
•Owned or jointly controlled 546 primarily industrial properties, of which 517 properties totaling 152.4 million square feet were in service and 29 properties totaling 11.1 million square feet were under development. The 517 in-service properties were comprised of 481 consolidated properties totaling 142.0 million square feet and 36 unconsolidated joint venture properties totaling 10.3 million square feet. The 29 properties under development consisted of 28 consolidated properties totaling 10.5 million square feet and a 582,000 square foot unconsolidated joint venture property.
•Owned directly, or through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), approximately 390 acres of land and controlled approximately 950 acres through purchase options.
Our overall strategy is to continue to increase our investment in quality industrial properties primarily through development, on both a speculative and build-to-suit basis, supplemented with acquisitions in higher barrier markets with the highest growth potential.
COVID-19
During the first half of 2021, the economy continued to improve with major stock indices exceeding pre-pandemic levels while supply chains continued to be re-oriented to increase safety stocks and optimize distribution networks to accommodate the continued shift in consumer behavior toward e-commerce. As a result, we realized substantial leasing activity during the first half of 2021, as well as maintained our high tenant retention rates. We have also continued a robust level of new development activity across the markets in which we operate, with speculative development focused on coastal infill markets.

Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the metrics that drive the performance of our Rental Operations, which management uses to operate the business, and that we consider to be critical drivers of future revenues.
Occupancy Analysis
Occupancy is an important metric for management and our investors for understanding our financial performance. Our ability to maintain high occupancy rates is among the principal drivers of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of rental properties at June 30, 2021 and 2020, respectively:

	Total Square Feet (in thousands)		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2021	2020	2021	2020	2021	2020	2021	2020
Industrial	141,835	138,241	99.9%	99.8%	98.0%	96.8%	$5.43	$5.10
Non-reportable Rental Operations	211	211	0.1%	0.2%	93.1%	80.5%	$22.63	$24.27
Total Consolidated	142,046	138,452	100.0%	100.0%	98.0%	96.8%	$5.46	$5.12
Unconsolidated Joint Ventures	10,315	11,109			97.1%	95.7%	$4.37	$4.23
Total Including Unconsolidated Joint Ventures	152,361	149,561			97.9%	96.7%
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

The higher leased percentage in our industrial portfolio at June 30, 2021, compared to June 30, 2020, was due to leasing up speculative developments.
Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, from our in-service rental properties for the six months ended June 30, 2021 (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2020	3,716	150	3,866
Vacant space in completed developments	210	—	210
Expirations	2,979	167	3,146
Early lease terminations	96	71	167
Property structural changes/other	(360)	—	(360)
Leasing of previously vacant space	(3,769)	(85)	(3,854)
Vacant square feet at June 30, 2021	2,872	303	3,175

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
New Leasing Activity - First Generation	330	1,701	3,248	3,034
New Leasing Activity - Second Generation	1,424	1,314	2,677	1,573
Renewal Leasing Activity	3,404	1,939	6,141	2,595
Early Renewal Leasing Activity *	908	1,253	1,044	1,311
Short-Term New Leasing Activity **	168	414	218	1,069
Short-Term Renewal Leasing Activity **	1,218	860	1,563	938
Non-Reportable Rental Operations Leasing Activity	—	1	—	1
Total Consolidated Leasing Activity	7,452	7,482	14,891	10,521
Unconsolidated Joint Venture Leasing Activity	185	153	185	1,128
Total Including Unconsolidated Joint Venture Leasing Activity	7,637	7,635	15,076	11,649
* Early renewals represent renewals executed more than two years in advance of a lease's originally scheduled end date.
** Short-term leases represent leases with a term of less than twelve months.
Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing costs, on a per square foot basis, that we are obligated to fulfill under the second generation industrial leases signed for our rental properties during the three and six months ended June 30, 2021 and 2020:

	Square Feet of Leases (in thousands)		Percent of Expiring Leases Renewed		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot		Concessions per Square Foot
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Three Months
Consolidated - New Second Generation	1,424	1,314			4.3	4.1	$1.35	$1.92	$2.66	$1.89	$—	$0.04
Unconsolidated Joint Ventures - New Second Generation	14	—			8.3	—	10.89	—	5.28	—	—	—
Total - New Second Generation	1,438	1,314			4.3	4.1	$1.44	$1.92	$2.69	$1.89	$—	$0.04

Consolidated - Renewal	3,404	1,939	77.3%	75.1%	6.6	5.2	$0.67	$1.04	$1.84	$1.76	$0.32	$0.04
Unconsolidated Joint Ventures - Renewal	40	—	100.0%	—%	5.0	—	2.49	—	2.96	—	—	—
Total - Renewal	3,444	1,939	77.5%	75.1%	6.6	5.2	$0.69	$1.04	$1.86	$1.76	$0.31	$0.04

Six Months
Consolidated - New Second Generation	2,677	1,573			5.7	4.1	$1.49	$2.24	$2.79	$1.90	$0.17	$0.04
Unconsolidated Joint Ventures - New Second Generation	14	—			8.3	—	10.89	—	5.28	—	—	—
Total - New Second Generation	2,691	1,573			5.7	4.1	$1.54	$2.24	$2.80	$1.90	$0.17	$0.04

Consolidated - Renewal	6,141	2,595	81.7%	70.1%	5.7	5.0	$0.51	$1.10	$1.64	$1.61	$0.26	$0.03
Unconsolidated Joint Ventures - Renewal	40	497	27.3%	87.9%	5.0	4.4	2.49	0.48	2.96	1.72	—	—
Total - Renewal	6,181	3,092	80.6%	72.4%	5.7	4.9	$0.52	$1.00	$1.65	$1.62	$0.25	$0.03

Growth in average annual net effective rents for new second generation and renewal leases, on a combined basis, for our consolidated and unconsolidated industrial rental properties, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Ownership Type	2021	2020	2021	2020
Consolidated properties	36.4%	26.6%	31.7%	26.9%
Unconsolidated joint venture properties	17.4%	—%	17.4%	44.1%
Lease Expirations
The table below reflects our consolidated in-service portfolio lease expiration schedule at June 30, 2021 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Non-Reportable
Year of Expiration	Square Feet	Annual Rental Revenue*	Number of Leases	Square Feet	Annual Rental Revenue*	Square Feet	Annual Rental Revenue*
Remainder of 2021	3,104	$14,520	43	3,104	$14,520	—	$—
2022	15,301	65,152	135	15,284	64,960	17	192
2023	15,274	77,273	156	15,253	76,981	21	292
2024	15,263	79,548	155	15,258	79,486	5	62
2025	15,603	85,594	143	15,601	85,569	2	25
2026	16,004	81,368	130	15,992	81,219	12	149
2027	12,649	64,418	56	12,644	64,361	5	57
2028	10,492	68,679	44	10,373	65,192	119	3,487
2029	8,174	44,811	28	8,174	44,811	—	—
2030	8,616	46,562	38	8,616	46,562	—	—
2031 and Thereafter	18,693	131,605	52	18,678	131,428	15	177
Total Leased	139,173	$759,530	980	138,977	$755,089	196	$4,441

Total Portfolio Square Feet	142,046			141,835		211
Percent Leased	98.0%			98.0%		93.1%
* Annualized rental revenue represents average annual base rental payments, on a straight-line basis for the term of each lease, from space leased to tenants at the end of the most recent reporting period. Annualized rental revenue excludes additional amounts paid by tenants as reimbursement for operating expenses.

Property Acquisitions
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

We acquired four in-service buildings and one container storage lot under a long-term lease during the six months ended June 30, 2021, including one property received through an asset distribution from an unconsolidated joint venture, and ten buildings during the year ended December 31, 2020. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields of property acquisitions (in thousands, except percentage data):

	Year-to-Date 2021 Acquisitions			Full Year 2020 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$321,715	3.4%	100.0%	$410,817	3.3%	80.6%

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
We sold five consolidated buildings during the six months ended June 30, 2021 and seven consolidated buildings during the year ended December 31, 2020. The following table summarizes the sales prices, in-place yields and percent leased of industrial building dispositions (in thousands, except percentage data):

	Year-to-Date 2021 Dispositions			Full Year 2020 Dispositions
Type	Sales Price	In-Place Yield*	Percent Leased**	Sales Price	In-Place Yield*	Percent Leased**
Industrial	$251,150	4.3%	100.0%	$321,800	3.8%	77.5%

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

Development

We expect to generate future earnings from Rental Operations as development properties are placed in service and leased. Development activities, and our ability to lease those developments, are viewed by management as key indicators of future earnings growth and provide useful information to investors for the same reasons. At June 30, 2021, we had 11.1 million square feet of property under development with total estimated costs upon completion of $1.45 billion compared to 6.7 million square feet with total estimated costs upon completion of $856.8 million at June 30, 2020. The square footage and estimated costs include both consolidated properties and unconsolidated joint venture development activity at 100%.

The following table summarizes our properties under development at June 30, 2021 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	10,476	51.3%	$1,414,423	$912,455	$501,968
Unconsolidated joint venture properties	582	—%	39,999	3,531	36,468
Total	11,058	48.6%	$1,454,422	$915,986	$538,436

Results of Operations
A summary of our operating results and property statistics is as follows (in thousands, except number of properties):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Rental and related revenue from continuing operations	$253,971	$226,374	$512,150	$445,129
Operating income	201,443	76,361	308,945	135,818
General Partner
Net income attributable to common shareholders	$175,817	$39,820	$255,179	$59,276
Partnership
Net income attributable to common unitholders	$177,555	$40,176	$257,678	$59,802
Number of in-service consolidated properties at end of period	481	468	481	468
In-service consolidated square footage at end of period	142,046	138,452	142,046	138,452
Number of in-service unconsolidated joint venture properties at end of period	36	39	36	39
In-service unconsolidated joint venture square footage at end of period	10,315	11,109	10,315	11,109

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
The following table shows a reconciliation of net income attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to common shareholders of the General Partner	$175,817	$39,820	$255,179	$59,276
Add back: Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	1,738	356	2,499	526
Net income attributable to common unitholders of the Partnership	177,555	40,176	257,678	59,802
Adjustments:
Depreciation and amortization	91,729	86,704	185,302	172,063
Company share of unconsolidated joint venture depreciation, amortization and other adjustments	2,012	2,306	4,269	4,500
Gain on sale of properties	(95,183)	(23)	(116,543)	(9,008)
Gain on land sales	(9,900)	(6,070)	(11,138)	(6,205)
Impairment charges	—	—	—	5,626
Income tax expense (benefit) not allocable to FFO	3,672	(150)	8,856	(210)
Gains on sales of real estate assets - share of unconsolidated joint ventures	(7,360)	334	(20,108)	308
FFO attributable to common unitholders of the Partnership	$162,525	$123,277	$308,316	$226,876
Additional General Partner Adjustments:
Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	(1,738)	(356)	(2,499)	(526)
Noncontrolling interest share of adjustments	149	(744)	(492)	(1,474)
FFO attributable to common shareholders of the General Partner	$160,936	$122,177	$305,325	$224,876

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
Note 10 to the consolidated financial statements included in Part I, Item 1 of this Report shows a calculation of our PNOI for the three and six months ended June 30, 2021 and 2020 and provides a reconciliation of PNOI for our Rental Operations segments to income from continuing operations before income taxes.
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
We define our "same-property" population once a year at the beginning of the current calendar year and include buildings that were stabilized (the term "stabilized" means properties that have reached 90% leased or that have been in-service for at least one year since development completion or acquisition) as of January 1 of the prior calendar year. The "same-property" pool is also adjusted to remove properties that were sold subsequent to the beginning of the current calendar year. As such, the "same-property" population for the period ended June 30, 2021 includes all properties that we owned or jointly controlled at January 1, 2021, which had both been owned or jointly controlled and had reached stabilization by January 1, 2020, and have not been sold.
A reconciliation of income from continuing operations before income taxes to SPNOI is presented as follows (in thousands, except percentage data):

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
Income from continuing operations before income taxes	$181,328	$40,047		$266,716	$59,599
Share of SPNOI from unconsolidated joint ventures	5,019	4,685		9,998	9,317
PNOI excluded from the "same-property" population	(22,443)	(4,554)		(40,041)	(10,360)
Earnings from Service Operations	(3,655)	(1,731)		(5,305)	(2,777)
Rental Operations revenues and expenses excluded from PNOI	(9,441)	(13,361)		(22,173)	(22,516)
Non-Segment Items	16,294	133,344		121,309	278,090
SPNOI	$167,102	$158,430	5.5%	$330,504	$311,353	6.2%
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

We believe that the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average commencement occupancy and average cash rental rate for the properties included in SPNOI for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Number of properties	474	474	474	474
Square feet (in thousands) (1)	132,801	132,801	132,801	132,801
Average commencement occupancy percentage (2)	98.0%	98.3%	98.0%	97.6%
Average rental rate - cash basis (3)	$5.05	$4.87	$5.02	$4.86
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

Comparison of Three Months Ended June 30, 2021 to Three Months Ended June 30, 2020
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations (in thousands):

	Three Months Ended June 30,
	2021	2020
Rental and related revenue:
Industrial	$252,511	$224,472
Non-reportable Rental Operations and non-segment revenues	1,460	1,902
Total rental and related revenue from continuing operations	$253,971	$226,374
The primary reasons for the increase in rental and related revenue from continuing operations were:
•We acquired 15 properties and placed 21 developments in service from January 1, 2020 to June 30, 2021, which provided incremental revenues from continuing operations of $24.0 million during the three months ended June 30, 2021, as compared to the same period in 2020.
•The increase in rental revenue included $4.0 million of expense recoveries primarily related to higher recoverable real estate taxes compared to the same period in 2020.
•Increased rental rates within our "same-property" portfolio, as well as the lease up of properties that were placed in service prior to January 1, 2020 but were not in the "same-property" portfolio, also contributed to the increase to rental and related revenue from continuing operations.
•The sale of 12 in-service properties since January 1, 2020, which did not meet the criteria to be classified within discontinued operations, resulted in a decrease of $4.0 million to rental and related revenue from continuing operations in the three months ended June 30, 2021, as compared to the same period in 2020, which partially offset the aforementioned increases to rental and related revenue from continuing operations.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations (in thousands):

	Three Months Ended June 30,
	2021	2020
Rental expenses:
Industrial	$18,411	$17,017
Non-reportable Rental Operations and non-segment expenses	104	540
Total rental expenses from continuing operations	$18,515	$17,557
Real estate taxes:
Industrial	$41,106	$36,628
Non-reportable Rental Operations and non-segment expenses	262	135
Total real estate tax expense from continuing operations	$41,368	$36,763

Overall, rental expenses from continuing operations increased by $1.0 million during the three months ended June 30, 2021, compared to the same period in 2020. The increase to rental expense was mainly the result of acquisitions and developments placed in service from January 1, 2020 to June 30, 2021. These increases were partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.
Overall, real estate tax expense from continuing operations increased by $4.6 million during the three months ended June 30, 2021, compared to the same period in 2020. The increase to real estate tax expense was mainly due to higher real estate tax assessments in certain of our markets and the result of acquisitions and developments placed in service from January 1, 2020 to June 30, 2021, which have generally been concentrated in markets with higher tax rates and/or assessed values. These increases were partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.
Depreciation and Amortization
Depreciation and amortization expense from continuing operations was $91.7 million and $86.7 million for the three months ended June 30, 2021 and 2020, respectively. The increase in depreciation and amortization expense for the three months ended June 30, 2021 was mainly the result of continued growth in our portfolio through development and acquisition.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures represents our ownership share of net income from investments in unconsolidated joint ventures that generally own and operate rental properties. Equity in earnings from unconsolidated joint ventures was $10.6 million and $2.4 million for the three months ended June 30, 2021 and 2020, respectively. During the three months ended June 30, 2021, we recognized $7.7 million of equity in earnings related to our share of gain on property sales to unrelated parties by unconsolidated joint ventures.
There were no such transactions in the corresponding period in 2020.
Gain on Sale of Properties - Continuing Operations
The $95.2 million recognized as gain on sale of properties in continuing operations for the three months ended June 30, 2021 is the result of the sale of three properties that did not meet the criteria for inclusion in discontinued operations.
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
Those indirect costs not allocated to or absorbed by these operations are charged to general and administrative expenses. We regularly review our total overhead cost structure relative to our leasing, development and construction volume and adjust the level of total overhead, generally through changes in our level of staffing in various functional departments, as necessary, in order to control overall general and administrative expenses.
General and administrative expenses were $15.9 million and $13.6 million for the three months ended June 30, 2021 and 2020, respectively. The following table sets forth the factors that led to the increased general and administrative expenses (in millions):

General and administrative expenses - three months ended June 30, 2020	$13.6
Increase to overall pool of overhead costs	2.2
Impact of decreased allocation of costs to leasing and development activities (1)	0.6
Increased allocation of costs to Service Operations and Rental Operations	(0.5)
General and administrative expenses - three months ended June 30, 2021	$15.9
(1) We capitalized $1.3 million and $9.1 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the three months ended June 30, 2021, compared to capitalizing $1.4 million and $9.5 million of such costs, respectively, for the three months ended June 30, 2020. Combined overhead costs capitalized to leasing and development totaled 28.3% and 33.8% of our overall pool of overhead costs for the three months ended June 30, 2021 and 2020, respectively. Additionally, $4.0 million of our total overhead costs, which were not capitalizable, were recorded as expenses and presented separately in the line item "Non-Incremental Costs Related to Successful Leases" on the Consolidated Statements of Operations for both the three months ended June 30, 2021 and 2020.

Interest Expense
Interest expense from continuing operations was $21.1 million and $22.8 million for the three months ended June 30, 2021 and 2020, respectively. The decrease in interest expense from continuing operations for the three months ended June 30, 2021 was primarily due to lower average interest rates and higher capitalized interest expense, partially offset by increased overall borrowings.
We capitalized $9.7 million and $6.8 million of interest costs for the three months ended June 30, 2021 and 2020, respectively.
Debt Extinguishment
During the three months ended June 30, 2021, the Partnership redeemed $83.7 million of its unsecured notes due October 2022, which had a stated interest rate of 3.88%. We recognized a loss of $3.9 million in connection with the redemption of these notes including the prepayment premium and write-off of the unamortized deferred financing costs.
During the three months ended June 30, 2020, the Partnership repurchased and canceled $216.3 million of unsecured notes, which had a stated interest rate of 3.88% pursuant to a tender offer completed by the Partnership. We recognized a loss of $15.0 million in connection with the cancellation of these notes including the prepayment premium and write-off of the deferred financing costs.

Comparison of Six Months Ended June 30, 2021 to Six Months Ended June 30, 2020
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations (in thousands):

	Six Months Ended June 30,
	2021	2020
Rental and related revenue:
Industrial	$509,181	$441,424
Non-reportable Rental Operations and non-segment revenues	2,969	3,705
Total rental and related revenue from continuing operations	$512,150	$445,129
The following factors contributed to the increase in rental and related revenue from continuing operations:

•We acquired 15 properties and placed 21 developments in service from January 1, 2020 to June 30, 2021, which provided incremental revenues from continuing operations of $45.7 million in the six months ended June 30, 2021, as compared to the same period in 2020.

•The increase in rental revenue included $13.9 million of expense recoveries primarily related to higher recoverable snow removable costs and recoverable real estate taxes compared to the same period in 2020.

•Increased rental rates and, to a lesser extent, occupancy within our "same-property" portfolio, as well as the lease up of properties that were placed in service prior to January 1, 2020 but were not in the "same-property" portfolio, also contributed to the increase to rental and related revenue from continuing operations.

•The sale of 12 in-service properties, since January 1, 2020, which did not meet the criteria for inclusion within discontinued operations, resulted in a decrease of $7.6 million to rental and related revenue from continuing operations in the six months ended June 30, 2021, as compared to the same period in 2020, which partially offset the aforementioned increases to rental and related revenue from continuing operations.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations (in thousands):

	Six Months Ended June 30,
	2021	2020
Rental expenses:
Industrial	$46,235	$35,538
Non-reportable Rental Operations and non-segment expenses	410	862
Total rental expenses from continuing operations	$46,645	$36,400
Real estate taxes:
Industrial	$82,270	$72,867
Non-reportable Rental Operations and non-segment expenses	268	623
Total real estate tax expense from continuing operations	$82,538	$73,490
Overall, rental expenses from continuing operations increased by $10.2 million in the six months ended June 30, 2021, compared to the same period in 2020. The increase to rental expenses was primarily due to higher snow removal costs compared to the same period in 2020.

Overall, real estate tax expense from continuing operations increased by $9.0 million in the six months ended June 30, 2021, compared to the same period in 2020. The increase to real estate tax expense was mainly due to higher real estate tax assessments in certain of our markets and the result of acquisitions and developments placed in service from January 1, 2020 to June 30, 2021, which have generally been concentrated in markets with higher tax rates and/or assessed values. These increases were partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.
Depreciation and Amortization
Depreciation and amortization expense was $185.3 million and $172.1 million for the six months ended June 30, 2021 and 2020, respectively. The increase in depreciation and amortization expense for the six months ended June 30, 2021 was mainly the result of continued growth in our portfolio through development and acquisition.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings from unconsolidated joint ventures was $26.9 million and $4.9 million for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, we recognized $10.6 million of equity in earnings of unconsolidated joint ventures related to gains on the distribution of joint venture assets to our partner in two unconsolidated joint ventures made in connection with a plan of dissolution (see Note 6 to the consolidated financial statements). We also recognized $10.0 million of equity in earnings related to our share of gains on the sale of properties to unrelated parties by unconsolidated joint ventures during the six months ended June 30, 2021.
There were no such transactions in the corresponding period in 2020.
Gain on Sale of Properties - Continuing Operations
The $116.5 million recognized as gain on sale of properties in continuing operations for the six months ended June 30, 2021 was primarily the result of the sale of five consolidated properties that did not meet the criteria for inclusion in discontinued operations.
The $8.9 million recognized as gain on sale of properties from continuing operations for the six months ended June 30, 2020 related to the gain from the sale of one property that did not meet the criteria for inclusion in discontinued operations.
Impairment Charges
We did not recognize any impairment charges during the six months ended June 30, 2021.
During the six months ended June 30, 2020, we recognized $5.6 million of impairment charges related to writing off pre-acquisition costs, primarily non-refundable purchase deposits, for certain planned purchases of undeveloped land that we elected not to pursue due to the uncertain economic outlook at the onset of the COVID-19 pandemic.

General and Administrative Expense
General and administrative expenses increased from $35.4 million for the six months ended June 30, 2020 to $40.1 million for the same period in 2021. The following table sets forth the factors that impacted general and administrative expenses (in millions):

General and administrative expenses - six months ended June 30, 2020	$35.4
Increase to overall pool of overhead costs	4.9
Impact of decreased allocation of costs to leasing and development activities (1)	0.9
Increased allocation of costs to Service Operations and Rental Operations	(1.1)
General and administrative expenses - six months ended June 30, 2021	$40.1
(1) We capitalized $3.4 million and $15.7 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the six months ended June 30, 2021, compared to capitalizing $2.3 million and $18.2 million of such costs, respectively, for the six months ended June 30, 2020. Combined overhead costs capitalized to leasing and development totaled 24.2% and 28.5% of our overall pool of overhead costs for the six months ended June 30, 2021 and 2020, respectively. Additionally, $7.0 million of our total overhead costs, which were not capitalizable, were recorded as expenses and presented separately in the line item "Non-Incremental Costs Related to Successful Leases" on the Consolidated Statements of Operations during the six months ended June 30, 2021, compared to $6.6 million of such expenses during the six months ended June 30, 2020.

Interest Expense
Interest expense allocable to continuing operations was $43.6 million and $46.3 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in interest expense from continuing operations for the six months ended June 30, 2021 was primarily due to lower average interest rates and higher capitalized interest expense, partially offset by increased overall borrowings.
We capitalized $17.7 million and $13.7 million of interest costs during the six months ended June 30, 2021 and 2020, respectively.
Debt Extinguishment
In January 2021, the Partnership assumed and immediately repaid $40.2 million of unsecured debt related to the dissolution of two unconsolidated joint ventures (see Note 6 to the consolidated financial statements).
In June 2021, the Partnership redeemed $83.7 million of its remaining 3.88% unsecured notes due October 2022. We recognized a loss of $3.9 million in connection with the redemption of these notes including the prepayment premium and write-off of the unamortized deferred financing costs.
During the six months ended June 30, 2020, the Partnership redeemed $300.0 million of unsecured notes with a stated interest rate of 4.38% and repurchased and canceled $216.3 million of unsecured notes with a stated interest rate of 3.88% pursuant to a tender offer completed by the Partnership. In connection with redemption and repurchase of these unsecured notes, we recognized a total loss of $32.8 million including the redemption/repayment premium and write-off of the deferred financing costs.

Liquidity and Capital Resources

Sources of Liquidity
We expect to meet our short-term liquidity requirements over the next 12 months, which include payments of dividends and distributions, completion of development projects that are currently under construction and capital expenditures needed to maintain our current real estate assets, through working capital, net cash provided by operating activities and short term borrowings on the Partnership's unsecured line of credit. We had $2.8 million of restricted cash in escrow for future like kind exchange transactions, $8.3 million of cash on hand and $265.0 million of outstanding borrowings on the Partnership's $1.20 billion unsecured line of credit at June 30, 2021.

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

Such unsecured notes, as well as other debt securities issued by the Partnership, are governed pursuant to certain indentures and related supplemental indentures, which also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, at June 30, 2021.

At June 30, 2021, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities (including guarantees of the Partnership's debt securities by the General Partner). Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of debt, development and future acquisitions and for other general corporate purposes.

In February 2021, the General Partner terminated its previous equity distribution agreement for the ATM equity program and entered into a new equity distribution agreement pursuant to which the General Partner may sell from time to time up to an aggregate offering price of $400.0 million of its common stock through sales agents or forward sellers. During the six months ended June 30, 2021, the General Partner issued a total of 3.9 million shares pursuant to its current ATM equity program, resulting in net proceeds of $178.0 million after paying total compensation of $1.8 million to the applicable sales agents. Of the total activity under the new ATM program, 3.4 million common shares were issued during the three months ended June 30, 2021, resulting in net proceeds of $156.4 million after paying total compensation of $1.6 million to the applicable sales agents. In addition, during the six months ended June 30, 2021, the General Partner issued 210,000 common shares under its predecessor ATM equity program, resulting in net proceeds of $8.3 million after paying total compensation of $84,000 to the applicable sales agents. These issuances under both ATM programs resulted in net proceeds of $185.8 million during 2021, after deducting the commissions and other fees paid, totaling $461,000. As of June 30, 2021, the new ATM equity program had $220.2 million worth of common shares available to issue.

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
Sales of land and properties provided $266.0 million and $34.5 million in net proceeds during the six months ended June 30, 2021 and 2020, respectively.
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated joint ventures, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions. During the six months ended June 30, 2021, our share of sale and capital distributions from unconsolidated joint ventures totaled $20.5 million.

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
The following table summarizes our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	Six Months Ended June 30,
	2021	2020
Second generation tenant improvements	$11,732	$7,975
Second generation leasing costs	18,645	7,901
Building improvements	3,370	1,790
Total second generation capital expenditures	$33,747	$17,666
Development of real estate investments	$332,091	$333,212
Other deferred leasing costs	$16,448	$16,702

The capital expenditures in the table above include the capitalization of internal overhead costs. We capitalized $3.4 million and $2.3 million of overhead costs that are incremental to executing leases, including both first and second generation leases, during the six months ended June 30, 2021 and 2020, respectively. We capitalized $15.7 million and $18.2 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the six months ended June 30, 2021 and 2020, respectively. Combined overhead costs capitalized to leasing and development totaled 24.2% and 28.5% of our overall pool of overhead costs for the six months ended June 30, 2021 and 2020, respectively.
Further discussion of the capitalization of overhead costs can be found herein, in the quarter-to-quarter and year-to-year comparisons of general and administrative expenses of this Item 2 as well as in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report.
In addition to the capitalization of overhead costs, the totals for development of real estate assets in the table above include the capitalization of $17.7 million and $13.7 million of interest costs during the six months ended June 30, 2021 and 2020, respectively.
Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.
Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Code in order to maintain its REIT status. We paid regular dividends or distributions of $0.255 per common share or Common Unit in the first and second quarters of 2021, and the General Partner's board of directors declared dividends or distributions of $0.255 per common share or Common Unit for the third quarter of 2021.
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

Debt Service and Maturities
Debt outstanding at June 30, 2021 had a face value totaling $3.75 billion with a weighted average interest rate of 3.00% and maturities at various dates through 2050. Of this total amount, we had $3.43 billion of unsecured debt, $58.6 million of secured debt and $265.0 million outstanding borrowings on our unsecured line of credit at June 30, 2021. Scheduled principal amortization, maturities, repayments of outstanding line of credit balances and repayments of assumed joint venture debt totaled $156.0 million for the six months ended June 30, 2021.
The following table is a summary of the scheduled future amortization and maturities of our indebtedness at June 30, 2021 (in thousands, except percentage data):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
Remainder of 2021	$2,385	$—	$2,385	4.84%
2022	4,646	—	4,646	5.18%
2023	4,893	250,000	254,893	3.75%
2024	5,155	300,000	305,155	3.92%
2025	5,102	—	5,102	5.08%
2026	3,238	640,000	643,238	2.34%
2027	1,615	475,000	476,615	3.18%
2028	1,307	500,000	501,307	4.45%
2029	1,359	400,000	401,359	2.88%
2030	1,413	350,000	351,413	1.86%
2031	1,469	450,000	451,469	1.84%
Thereafter	3,261	347,734	350,995	3.26%
	$35,843	$3,712,734	$3,748,577	3.00%

The Partnership’s unsecured line of credit is reflected in the table above as maturing in March 2026, based on the ability to exercise the two six-month extension options from its stated maturity date of March 2025 (see Note 7).We anticipate generating capital to fund our debt maturities by using undistributed cash generated from our Rental Operations and property dispositions and by raising additional capital from future debt or equity transactions.

Repayments of Outstanding Debt

To the extent that it supports our overall capital strategy, we may purchase or redeem some of our outstanding unsecured notes prior to their stated maturities.

In January 2021, the Partnership assumed, and immediately repaid $40.2 million of unsecured debt associated with the properties received as a result of the dissolution of two unconsolidated joint ventures (see Note 6 to the consolidated financial statements).
In June 2021, we redeemed $83.7 million of unsecured notes that were scheduled to mature in October 2022.

Contractual Obligations

Aside from repayment of long-term debt and the issuance of senior unsecured notes described in the Sources of Liquidity section above, there have been no other material changes in our outstanding commitments since December 31, 2020, as previously discussed in our 2020 Annual Report.

Historical Cash Flows
Cash, cash equivalents and restricted cash were $53.2 million and $58.6 million at June 30, 2021 and 2020, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Six Months Ended June 30,
	2021	2020

Net cash provided by operating activities	$312.0	$261.2
Net cash used for investing activities	$(595.6)	$(334.0)
Net cash provided by financing activities	$269.6	$10.0

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

Investing Activities

Highlights of significant cash sources and uses are as follows:
•During the six months ended June 30, 2021, we paid cash of $218.8 million for building acquisitions. We did not acquire any buildings during the six months ended June 30, 2020. We paid cash of $223.3 million for undeveloped land acquisitions during the six months ended June 30, 2021, compared to $95.9 million for land acquisitions during the same period in 2020.
•Real estate development costs were $332.1 million during the six months ended June 30, 2021, compared to $333.2 million during the same period in 2020.
•Sales of land and properties provided $266.0 million in net proceeds during the six months ended June 30, 2021, compared to $34.5 million during the same period in 2020.
•We issued first mortgage loans for net proceeds of $81.7 million to the borrowers during the six months ended June 30, 2021. During this period, we also received a $28.4 million earnest money deposit, held in escrow at June 30, 2021, related to properties we will contribute to a new unconsolidated joint venture. We did not issue any mortgage loans during the same period in 2020.
•We did not receive repayments of notes receivable from property sales for the six months ended June 30, 2021. During the six months ended June 30, 2020, we received repayments of the final $110.0 million on our notes receivable related to the disposition of our medical office portfolio in 2017.
•Second generation tenant improvements, leasing costs and building improvements totaled $33.7 million during the six months ended June 30, 2021 compared to $17.7 million during the same period in 2020.

Financing Activities
The following items highlight significant capital transactions:
•During the six months ended June 30, 2021, the General Partner issued 4.1 million common shares pursuant to its ATM equity programs for net proceeds of $185.8 million, compared to 2.0 million common shares for net proceeds of $70.7 million during the same period in 2020.
•During the six months ended June 30, 2021, the Partnership issued $450.0 million of senior unsecured notes, which bear interest at a stated interest rate of 1.75%, have an effective interest rate of 1.83% and mature on February 1, 2031, for cash proceeds of $446.6 million. During the six months ended June 30, 2020, the Partnership issued $325.0 million of senior unsecured notes, which bear interest at a stated interest rate of 3.05%, have an effective interest rate of 3.19% and mature on March 1, 2050, for cash proceeds of $316.4 million. The Partnership also issued $350.0 million of senior unsecured notes during the same period in 2020, which bear interest at a stated interest rate of 1.75%, have an effective interest rate of 1.85% and mature on July 1, 2030, for cash proceeds of $346.8 million.
•During the six months ended June 30, 2021, the Partnership paid total cash of $127.8 million for the repayment of unsecured debt. These repayments consisted of $40.2 million of unsecured debt assumed, and immediately repaid, in connection the distribution of the majority of the assets (see Note 6 to the consolidated financial statements) from two unconsolidated joint ventures as well as a cash payment of $87.5 million for the early redemption of $83.7 million of unsecured notes that had a scheduled maturity in October 2022. During the six months ended June 30, 2020, the Partnership paid total cash of $547.0 million for the early redemption of $300.0 million of senior unsecured notes that were scheduled to mature in June 2022 and the early repurchase and cancellation of $216.3 million of senior unsecured notes due in October 2022.
•The Partnership did not obtain any secured loans during the six months ended June 30, 2021. During the six months ended June 30, 2020, a consolidated joint venture of the Partnership obtained a secured loan from a third party financial institution for gross proceeds of $18.4 million.
•The Partnership decreased net borrowings on its unsecured line of credit by $30.0 million during the six months ended June 30, 2021. For the six months ended June 30, 2020, we did not have any net borrowings on the unsecured line of credit.
•We paid regular cash dividends totaling $191.1 million and $173.1 million during the six months ended June 30, 2021 and 2020, respectively.
•Changes in book cash overdrafts are classified as financing activities within our Consolidated Statements of Cash Flows. Book cash overdrafts were $20.1 million at June 30, 2021. There were no book cash overdrafts at June 30, 2020.

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

	Remainder of 2021	2022	2023	2024	2025	Thereafter	Face Value	Fair Value
Long-Term Debt:
Fixed rate secured debt	$2,085	$4,346	$4,593	$4,855	$4,702	$36,396	$56,977	$62,905
Weighted average interest rate	5.53%	5.54%	5.55%	5.56%	5.51%	4.18%	4.67%
Variable rate secured debt	$300	$300	$300	$300	$400	$—	$1,600	$1,600
Weighted average interest rate	0.05%	0.05%	0.05%	0.05%	0.05%	N/A	0.05%
Fixed rate unsecured debt	$—	$—	$250,000	$300,000	$—	$2,875,000	$3,425,000	$3,607,135
Weighted average interest rate	N/A	N/A	3.72%	3.90%	N/A	3.01%	3.14%
Variable rate unsecured line of credit	$—	$—	$—	$—	$—	$265,000	$265,000	$265,000
Rate at June 30, 2021	N/A	N/A	N/A	N/A	N/A	0.86%	0.86%
The Partnership’s unsecured line of credit is reflected in the table above as maturing in March 2026, based on the ability to exercise the two six-month extension options from its stated maturity date of March 2025 (see Note 7). As the above table incorporates only those exposures that existed at June 30, 2021, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise, our hedging strategies at that time, to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured line of credit, to the extent there are outstanding borrowings, will be affected by fluctuations in the LIBOR indices or applicable replacement rates, changes in our credit rating as well as certain sustainability linked metrics achieved each year. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.

Item 4.    Controls and Procedures
Controls and Procedures (General Partner)
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.
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

Controls and Procedures (Partnership)

(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to management, including the General Partner's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We are not subject to any material pending legal proceedings other than routine litigation arising in the ordinary course of business. We presently believe that all of the proceedings to which we were subject as of June 30, 2021, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the information set forth in this Report, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption "Item 1A. Risk Factors" in our 2020 Annual Report. The risks and uncertainties described in our 2020 Annual Report are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations. Significant additional risk factors that we face since our 2020 Annual Report are described below:
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

With the increase in criminal cyber security attacks against public companies, we have experienced in the past, and may experience in the future, cyber security attacks, which may range from uncoordinated attempts to sophisticated and targeted measures directed at us. For example, in July 2021, we determined our computer network was affected by a cyber security incident. In response to the attack, we implemented immediate steps to assess and attempt to contain the cyber security incident and secure our systems. During our investigation, which is ongoing, we confirmed that evidence existed of exfiltration of data on company systems. We do not presently have any evidence that data belonging to us has been misused and the incident has not resulted in any material interruption to our business or operations. While the precise nature of the data has not yet been fully identified and expert forensic analysis of the incident is ongoing, we currently do not believe the outcome will result in material interruption to our business or operations, costs or other adverse consequences.

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
On January 27, 2021, the General Partner's board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $300.0 million of the General Partner's common shares, $750.0 million of the Partnership's debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairman of the finance committee of the board of directors of planned repurchases within these limits. We did not repurchase any equity securities through the Repurchase Program during the three months ended June 30, 2021.

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

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the General Partner.*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the General Partner.*

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer for the Partnership.*

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer for the Partnership.*

32.1	Section 1350 Certification of the Chief Executive Officer of the General Partner.**

32.2	Section 1350 Certification of the Chief Financial Officer of the General Partner.**

32.3	Section 1350 Certification of the Chief Executive Officer for the Partnership.**

32.4	Section 1350 Certification of the Chief Financial Officer for the Partnership.**

101.Def	Definition Linkbase Document

101.Pre	Presentation Linkbase Document

101.Lab	Labels Linkbase Document

101.Cal	Calculation Linkbase Document

101.Sch	Schema Document

101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.

**	The certifications attached as Exhibits 32.1, 32.2, 32.3 and 32.4 accompany this Quarterly Report on Form 10-Q and are "furnished" to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by the General Partner or the Partnership, respectively, for purposes of Section 18 of the Exchange Act.

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
By: DUKE REALTY CORPORATION, its general partner

/s/ James B. Connor
James B. Connor
Chairman and Chief Executive Officer of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner

Date:	July 30, 2021