Form 10-Q
period 2021-09-30
DUKE REALTY CORP; DUKE REALTY Ltd PARTNERSHIP/
filed 2021-10-29
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
The number of shares of Duke Realty Corporation's common stock outstanding at October 27, 2021 was 380,850,300.

EXPLANATORY NOTE
This report (the "Report") combines the quarterly reports on Form 10-Q for the period ended September 30, 2021 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries, and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning approximately 99.0% of the common partnership interests of the Partnership ("General Partner Units") as of September 30, 2021. The remaining 1.0% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership.
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

DUKE REALTY CORPORATION/DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$9,104,690	$8,745,155
Construction in progress	617,887	695,219
Investments in and advances to unconsolidated joint ventures	166,272	131,898
Undeveloped land	331,293	291,614
	10,220,142	9,863,886
Accumulated depreciation	(1,659,068)	(1,659,308)
Net real estate investments	8,561,074	8,204,578

Real estate investments and other assets held-for-sale	198,914	67,946

Cash and cash equivalents	9,874	6,309
Accounts receivable	12,323	15,204
Straight-line rent receivable	162,918	153,943
Receivables on construction contracts, including retentions	96,164	30,583
Deferred leasing and other costs, net of accumulated amortization of $207,816 and $204,122	328,973	329,765
Restricted cash held in escrow for like-kind exchange	273,413	47,682
Other escrow deposits and other assets	404,724	255,384
	$10,048,377	$9,111,394
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $314 and $343	$60,529	$64,074
Unsecured debt, net of deferred financing costs of $36,074 and $32,763	3,138,926	3,025,977
Unsecured line of credit	156,000	295,000
	3,355,455	3,385,051

Liabilities related to real estate investments held-for-sale	12,243	7,740

Construction payables and amounts due subcontractors, including retentions	157,693	62,332
Accrued real estate taxes	104,123	76,501
Accrued interest	21,674	18,363
Other liabilities	295,061	269,806
Tenant security deposits and prepaid rents	57,745	57,153
Total liabilities	4,003,994	3,876,946
Shareholders' equity:
Common shares ($0.01 par value); 600,000 shares authorized; 380,717 and 373,258 shares issued and outstanding, respectively	3,807	3,733
Additional paid-in capital	6,046,397	5,723,326
Accumulated other comprehensive loss	(28,900)	(31,568)
Distributions in excess of net income	(71,005)	(532,519)
Total shareholders' equity	5,950,299	5,162,972
Noncontrolling interests	94,084	71,476
Total equity	6,044,383	5,234,448
	$10,048,377	$9,111,394
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and nine months ended September 30,
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
Revenues:
Rental and related revenue	$256,815	$235,391	$768,965	$680,520
General contractor and service fee revenue	23,550	26,637	72,384	46,388
	280,365	262,028	841,349	726,908
Expenses:
Rental expenses	19,766	20,231	66,411	56,631
Real estate taxes	39,972	37,027	122,510	110,517
General contractor and other services expenses	19,040	24,604	62,569	41,578
Depreciation and amortization	88,033	88,596	273,335	260,659
	166,811	170,458	524,825	469,385
Other operating activities:
Equity in earnings of unconsolidated joint ventures	2,966	4,023	29,824	8,958
Gain on sale of properties	439,212	10,968	555,755	19,905
Gain on land sales	1,653	2,346	12,791	8,551
Other operating expenses	(1,290)	(1,772)	(2,773)	(4,430)
Impairment charges	—	—	—	(5,626)
Non-incremental costs related to successful leases	(3,334)	(4,058)	(10,319)	(10,617)
General and administrative expenses	(14,152)	(11,439)	(54,248)	(46,808)
	425,055	68	531,030	(30,067)
Operating income	538,609	91,638	847,554	227,456
Other income (expenses):
Interest and other income, net	1,433	32	3,569	1,643
Interest expense	(20,003)	(23,059)	(63,582)	(69,394)
Loss on debt extinguishment	(13,893)	(120)	(17,901)	(32,898)
Gain on involuntary conversion	—	3,029	3,222	4,312
Income from continuing operations before income taxes	506,146	71,520	772,862	131,119
Income tax (expense) benefit	(6,381)	956	(15,237)	1,166
Income from continuing operations	499,765	72,476	757,625	132,285
Discontinued operations:
Gain on sale of properties	—	40	—	111
Income from discontinued operations	—	40	—	111
Net income	499,765	72,516	757,625	132,396
Net income attributable to noncontrolling interests	(4,948)	(693)	(7,629)	(1,297)
Net income attributable to common shareholders	$494,817	$71,823	$749,996	$131,099
Basic net income per common share:
Continuing operations attributable to common shareholders	$1.30	$0.19	$1.99	$0.35
Diluted net income per common share:
Continuing operations attributable to common shareholders	$1.30	$0.19	$1.98	$0.35
Weighted average number of common shares outstanding	379,220	371,082	376,323	369,375
Weighted average number of common shares and potential dilutive securities	384,624	374,834	381,811	373,091

Comprehensive income:
Net income	$499,765	$72,516	$757,625	$132,396
Other comprehensive income:
Amortization of interest rate swap contracts	889	889	2,668	2,579
Comprehensive income	$500,654	$73,405	$760,293	$134,975
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30,
(in thousands)
(Unaudited)

	Nine Months Ended
	2021	2020
Cash flows from operating activities:
Net income	$757,625	$132,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	230,323	219,694
Amortization of deferred leasing and other costs	43,012	40,965
Amortization of deferred financing costs	7,285	6,814
Straight-line rental income and expense, net	(22,985)	(15,660)
Impairment charges	—	5,626
Loss on debt extinguishment	17,901	32,898
Gain on involuntary conversion	(3,222)	(4,312)
Gain on land and property sales	(568,546)	(28,567)
Third-party construction contracts, net	(2,749)	2,017
Other accrued revenues and expenses, net	51,936	42,415
Equity in earnings (in excess of) less than operating distributions received from unconsolidated joint ventures	(16,468)	4,656
Net cash provided by operating activities	494,112	438,942
Cash flows from investing activities:
Development of real estate investments	(496,322)	(469,001)
Acquisition of buildings and related intangible assets	(242,914)	(85,465)
Acquisition of land and other real estate assets	(290,019)	(96,376)
Second generation tenant improvements, leasing costs and building improvements	(49,949)	(31,671)
Other deferred leasing costs	(28,189)	(25,929)
Other assets	(68,310)	(9,519)
Proceeds from the repayments of notes receivable from property sales	—	110,000
Proceeds from land and property sales, net	989,128	55,740
Capital distributions from unconsolidated joint ventures	61,616	876
Capital contributions and advances to unconsolidated joint ventures	(20,158)	(6,161)
Net cash used for investing activities	(145,117)	(557,506)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	311,238	119,765
Proceeds from unsecured debt	446,634	663,123
Payments on unsecured debt	(390,900)	(546,972)
Proceeds from secured debt financings	—	18,400
Payments on secured indebtedness including principal amortization	(3,363)	(3,284)
(Repayments) borrowings on line of credit, net	(139,000)	47,000
Distributions to common shareholders	(287,619)	(260,431)
Distributions to noncontrolling interests, net	(3,160)	(2,149)
Tax payments on stock-based compensation awards	(4,939)	(4,263)
Change in book cash overdrafts	(6,399)	(13,588)
Other financing activities	(249)	284
Deferred financing costs	(10,053)	(7,354)
Redemption of Limited Partner Units	(39)	—
Net cash (used for) provided by financing activities	(87,849)	10,531
Net increase (decrease) in cash, cash equivalents and restricted cash	261,146	(108,033)
Cash, cash equivalents and restricted cash at beginning of period	67,223	121,431
Cash, cash equivalents and restricted cash at end of period	$328,369	$13,398
Non-cash activities:
Lease liabilities arising from right-of-use assets	$19,822	$35,956
Assumption of indebtedness and other liabilities in real estate acquisitions	$84,911	$33,905
Contribution of properties to unconsolidated joint venture	$74,942	$—
Non-cash distribution of assets from unconsolidated joint ventures, net	$11,124	$—
Issuance of Limited Partner Units for acquisition	$11,603	$—
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three and nine months ended September 30, 2021 and 2020
(in thousands, except per share data)
(Unaudited)

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Noncontrolling Interests	Total
Balance at June 30, 2021	$3,780	$5,920,931	$(29,789)	$(469,076)	$89,063	$5,514,909
Net income	—	—	—	494,817	4,948	499,765
Other comprehensive income	—	—	889	—	—	889
Issuance of common shares	25	123,996	—	—	—	124,021
Stock-based compensation plan activity	2	1,396	—	(209)	1,205	2,394
Issuance of Limited Partner Units	—	—	—	—	(12)	(12)
Conversion of Limited Partner Units	—	76	—	—	(76)	—
Redemption of Limited Partner Units	—	(2)	—	—	—	(2)
Distributions to common shareholders ($0.255 per share)	—	—	—	(96,537)	—	(96,537)
Distributions to noncontrolling interests	—	—	—	—	(1,044)	(1,044)
Balance at September 30, 2021	$3,807	$6,046,397	$(28,900)	$(71,005)	$94,084	$6,044,383

Balance at December 31, 2020	$3,733	$5,723,326	$(31,568)	$(532,519)	$71,476	$5,234,448
Net income	—	—	—	749,996	7,629	757,625
Other comprehensive income	—	—	2,668	—	—	2,668
Issuance of common shares	66	311,172	—	—	—	311,238
Stock-based compensation plan activity	5	6,822	—	(863)	11,694	17,658
Issuance of Limited Partner Units	—	—	—	—	11,564	11,564
Conversion of Limited Partner Units	3	5,119	—	—	(5,122)	—
Redemption of Limited Partner Units	—	(42)	—	—	3	(39)
Distributions to common shareholders ($0.765 per share)	—	—	—	(287,619)	—	(287,619)
Distributions to noncontrolling interests	—	—	—	—	(3,160)	(3,160)
Balance at September 30, 2021	$3,807	$6,046,397	$(28,900)	$(71,005)	$94,084	$6,044,383

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Noncontrolling Interests	Total
Balance at June 30, 2020	$3,704	$5,607,897	$(33,346)	$(590,435)	$69,596	$5,057,416
Net income	—	—	—	71,823	693	72,516
Other comprehensive income	—	—	889	—	—	889
Issuance of common shares	11	43,076	—	—	—	43,087
Stock-based compensation plan activity	—	2,170	—	(270)	722	2,622
Contributions from noncontrolling interests	—	—	—	—	200	200
Distributions to common shareholders ($0.235 per share)	—	—	—	(87,300)	—	(87,300)
Distributions to noncontrolling interests	—	—	—	—	(783)	(783)
Balance at September 30, 2020	$3,715	$5,653,143	$(32,457)	$(606,182)	$70,428	$5,088,647

Balance at December 31, 2019	$3,680	$5,525,463	$(35,036)	$(475,992)	$62,145	$5,080,260
Net income	—	—	—	131,099	1,297	132,396
Other comprehensive income	—	—	2,579	—	—	2,579
Issuance of common shares	32	119,733	—	—	—	119,765
Stock-based compensation plan activity	3	7,947	—	(858)	9,135	16,227
Contributions from noncontrolling interests	—	—	—	—	200	200
Distributions to common shareholders ($0.705 per share)	—	—	—	(260,431)	—	(260,431)
Distributions to noncontrolling interests	—	—	—	—	(2,349)	(2,349)
Balance at September 30, 2020	$3,715	$5,653,143	$(32,457)	$(606,182)	$70,428	$5,088,647

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$9,104,690	$8,745,155
Construction in progress	617,887	695,219
Investments in and advances to unconsolidated joint ventures	166,272	131,898
Undeveloped land	331,293	291,614
	10,220,142	9,863,886
Accumulated depreciation	(1,659,068)	(1,659,308)
Net real estate investments	8,561,074	8,204,578

Real estate investments and other assets held-for-sale	198,914	67,946

Cash and cash equivalents	9,874	6,309
Accounts receivable	12,323	15,204
Straight-line rent receivable	162,918	153,943
Receivables on construction contracts, including retentions	96,164	30,583
Deferred leasing and other costs, net of accumulated amortization of $207,816 and $204,122	328,973	329,765
Restricted cash held in escrow for like-kind exchange	273,413	47,682
Other escrow deposits and other assets	404,724	255,384
	$10,048,377	$9,111,394
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $314 and $343	$60,529	$64,074
Unsecured debt, net of deferred financing costs of $36,074 and $32,763	3,138,926	3,025,977
Unsecured line of credit	156,000	295,000
	3,355,455	3,385,051

Liabilities related to real estate investments held-for-sale	12,243	7,740

Construction payables and amounts due subcontractors, including retentions	157,693	62,332
Accrued real estate taxes	104,123	76,501
Accrued interest	21,674	18,363
Other liabilities	295,061	269,806
Tenant security deposits and prepaid rents	57,745	57,153
Total liabilities	4,003,994	3,876,946
Partners' equity:
Common equity (380,717 and 373,258 General Partner Units issued and outstanding, respectively)	5,979,199	5,194,540
Limited Partners' common equity (3,755 and 3,326 Limited Partner Units issued and outstanding, respectively)	89,500	66,874
Accumulated other comprehensive loss	(28,900)	(31,568)
Total partners' equity	6,039,799	5,229,846
Noncontrolling interests	4,584	4,602
Total equity	6,044,383	5,234,448
	$10,048,377	$9,111,394
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and nine months ended September 30,
(in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
Revenues:
Rental and related revenue	$256,815	$235,391	$768,965	$680,520
General contractor and service fee revenue	23,550	26,637	72,384	46,388
	280,365	262,028	841,349	726,908
Expenses:
Rental expenses	19,766	20,231	66,411	56,631
Real estate taxes	39,972	37,027	122,510	110,517
General contractor and other services expenses	19,040	24,604	62,569	41,578
Depreciation and amortization	88,033	88,596	273,335	260,659
	166,811	170,458	524,825	469,385
Other operating activities:
Equity in earnings of unconsolidated joint ventures	2,966	4,023	29,824	8,958
Gain on sale of properties	439,212	10,968	555,755	19,905
Gain on land sales	1,653	2,346	12,791	8,551
Other operating expenses	(1,290)	(1,772)	(2,773)	(4,430)
Impairment charges	—	—	—	(5,626)
Non-incremental costs related to successful leases	(3,334)	(4,058)	(10,319)	(10,617)
General and administrative expenses	(14,152)	(11,439)	(54,248)	(46,808)
	425,055	68	531,030	(30,067)
Operating income	538,609	91,638	847,554	227,456
Other income (expenses):
Interest and other income, net	1,433	32	3,569	1,643
Interest expense	(20,003)	(23,059)	(63,582)	(69,394)
Loss on debt extinguishment	(13,893)	(120)	(17,901)	(32,898)
Gain on involuntary conversion	—	3,029	3,222	4,312
Income from continuing operations before income taxes	506,146	71,520	772,862	131,119
Income tax (expense) benefit	(6,381)	956	(15,237)	1,166
Income from continuing operations	499,765	72,476	757,625	132,285
Discontinued operations:
Gain on sale of properties	—	40	—	111
Income from discontinued operations	—	40	—	111
Net income	499,765	72,516	757,625	132,396
Net income attributable to noncontrolling interests	(100)	(55)	(282)	(133)
Net income attributable to common unitholders	$499,665	$72,461	$757,343	$132,263
Basic net income per Common Unit:
Continuing operations attributable to common unitholders	$1.30	$0.19	$1.99	$0.35
Diluted net income per Common Unit:
Continuing operations attributable to common unitholders	$1.30	$0.19	$1.98	$0.35
Weighted average number of Common Units outstanding	382,981	374,412	380,025	372,671
Weighted average number of Common Units and potential dilutive securities	384,624	374,834	381,811	373,091
Comprehensive income:
Net income	$499,765	$72,516	$757,625	$132,396
Other comprehensive income:
Amortization of interest rate swap contracts	889	889	2,668	2,579
Comprehensive income	$500,654	$73,405	$760,293	$134,975

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30,
(in thousands)
(Unaudited)

	Nine Months Ended
	2021	2020
Cash flows from operating activities:
Net income	$757,625	$132,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	230,323	219,694
Amortization of deferred leasing and other costs	43,012	40,965
Amortization of deferred financing costs	7,285	6,814
Straight-line rental income and expense, net	(22,985)	(15,660)
Impairment charges	—	5,626
Loss on debt extinguishment	17,901	32,898
Gain on involuntary conversion	(3,222)	(4,312)
Gain on land and property sales	(568,546)	(28,567)
Third-party construction contracts, net	(2,749)	2,017
Other accrued revenues and expenses, net	51,936	42,415
Equity in earnings (in excess of) less than operating distributions received from unconsolidated joint ventures	(16,468)	4,656
Net cash provided by operating activities	494,112	438,942
Cash flows from investing activities:
Development of real estate investments	(496,322)	(469,001)
Acquisition of buildings and related intangible assets	(242,914)	(85,465)
Acquisition of land and other real estate assets	(290,019)	(96,376)
Second generation tenant improvements, leasing costs and building improvements	(49,949)	(31,671)
Other deferred leasing costs	(28,189)	(25,929)
Other assets	(68,310)	(9,519)
Proceeds from the repayments of notes receivable from property sales	—	110,000
Proceeds from land and property sales, net	989,128	55,740
Capital distributions from unconsolidated joint ventures	61,616	876
Capital contributions and advances to unconsolidated joint ventures	(20,158)	(6,161)
Net cash used for investing activities	(145,117)	(557,506)
Cash flows from financing activities:
Proceeds from the General Partner	311,238	119,765
Proceeds from unsecured debt	446,634	663,123
Payments on unsecured debt	(390,900)	(546,972)
Proceeds from secured debt financings	—	18,400
Payments on secured indebtedness including principal amortization	(3,363)	(3,284)
(Repayments) borrowings on line of credit, net	(139,000)	47,000
Distributions to common unitholders	(290,479)	(262,780)
(Distributions to) contributions from noncontrolling interests	(300)	200
Tax payments on stock-based compensation awards	(4,939)	(4,263)
Change in book cash overdrafts	(6,399)	(13,588)
Other financing activities	(249)	284
Deferred financing costs	(10,053)	(7,354)
Redemption of Limited Partner Units	(39)	—
Net cash (used for) provided by financing activities	(87,849)	10,531
Net increase (decrease) in cash, cash equivalents and restricted cash	261,146	(108,033)
Cash, cash equivalents and restricted cash at beginning of period	67,223	121,431
Cash, cash equivalents and restricted cash at end of period	$328,369	$13,398
Non-cash activities:
Lease liabilities arising from right-of-use assets	$19,822	$35,956
Assumption of indebtedness and other liabilities in real estate acquisitions	$84,911	$33,905
Contribution of properties to unconsolidated joint venture	$74,942	$—
Non-cash distribution of assets from unconsolidated joint ventures, net	$11,124	$—
Issuance of Limited Partner Units for acquisition	$11,603	$—
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three and nine months ended September 30, 2021 and 2020
(in thousands, except per unit data)
(Unaudited)

	Common Unitholders
	General	Limited	Accumulated
	Partner's	Partners'	Other	Total
	Common Equity	Common Equity	Comprehensive Loss	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2021	$5,455,635	$84,494	$(29,789)	$5,510,340	$4,569	$5,514,909
Net income	494,817	4,848	—	499,665	100	499,765
Other comprehensive income	—	—	889	889	—	889
Capital contribution from the General Partner	124,021	—	—	124,021	—	124,021
Stock-based compensation plan activity	1,189	1,205	—	2,394	—	2,394
Issuance of Limited Partner Units	—	(12)	—	(12)	—	(12)
Conversion of Limited Partner Units	76	(76)	—	—	—	—
Redemption of Limited Partner Units	(2)	—	—	(2)	—	(2)
Distributions to common unitholders ($0.255 per Common Unit)	(96,537)	(959)	—	(97,496)	—	(97,496)
Distributions to noncontrolling interests	—	—	—	—	(85)	(85)
Balance at September 30, 2021	$5,979,199	$89,500	$(28,900)	$6,039,799	$4,584	$6,044,383

Balance at December 31, 2020	$5,194,540	$66,874	$(31,568)	$5,229,846	$4,602	$5,234,448
Net income	749,996	7,347	—	757,343	282	757,625
Other comprehensive income	—	—	2,668	2,668	—	2,668
Capital contribution from the General Partner	311,238	—	—	311,238	—	311,238
Stock-based compensation plan activity	5,964	11,694	—	17,658	—	17,658
Issuance of Limited Partner Units	—	11,564	—	11,564	—	11,564
Conversion of Limited Partner Units	5,122	(5,122)	—	—	—	—
Redemption of Limited Partner Units	(42)	3	—	(39)	—	(39)
Distributions to common unitholders ($0.765 per Common Unit)	(287,619)	(2,860)	—	(290,479)	—	(290,479)
Distributions to noncontrolling interests	—	—	—	—	(300)	(300)
Balance at September 30, 2021	$5,979,199	$89,500	$(28,900)	$6,039,799	$4,584	$6,044,383

	Common Unitholders
	General	Limited	Accumulated
	Partner's	Partners'	Other	Total
	Common Equity	Common Equity	Comprehensive Loss	Partners' Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2020	$5,021,166	$64,948	$(33,346)	$5,052,768	$4,648	$5,057,416
Net income	71,823	638	—	72,461	55	72,516
Other comprehensive income	—	—	889	889	—	889
Capital contribution from the General Partner	43,087	—	—	43,087	—	43,087
Stock-based compensation plan activity	1,900	722	—	2,622	—	2,622
Contributions from noncontrolling interests	—	—	—	—	200	200
Distributions to common unitholders ($0.235 per Common Unit)	(87,300)	(783)	—	(88,083)	—	(88,083)
Balance at September 30, 2020	$5,050,676	$65,525	$(32,457)	$5,083,744	$4,903	$5,088,647

Balance at December 31, 2019	$5,053,151	$57,575	$(35,036)	$5,075,690	$4,570	$5,080,260
Net income	131,099	1,164	—	132,263	133	132,396
Other comprehensive income	—	—	2,579	2,579	—	2,579
Capital contribution from the General Partner	119,765	—	—	119,765	—	119,765
Stock-based compensation plan activity	7,092	9,135	—	16,227	—	16,227
Contributions from noncontrolling interests	—	—	—	—	200	200
Distributions to common unitholders ($0.705 per Common Unit)	(260,431)	(2,349)	—	(262,780)	—	(262,780)
Balance at September 30, 2020	$5,050,676	$65,525	$(32,457)	$5,083,744	$4,903	$5,088,647

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
The General Partner is the sole general partner of the Partnership, owning approximately 99.0% of the Common Units at September 30, 2021. The remaining 1.0% of the Common Units are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
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
As of September 30, 2021, we owned and operated a portfolio primarily consisting of industrial properties and provided real estate services to third-party owners, customers and joint ventures. Substantially all of our Rental Operations (see Note 10) are conducted through the Partnership. We conduct our Service Operations (see Note 10) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership ("DCLP"), which are consolidated entities that are 100% owned by a combination of the General Partner and the Partnership. DCLP is owned through a taxable REIT subsidiary. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries.

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
All revenues related to lease and lease-related services are included in, and comprise substantially all of, the caption "Rental and Related Revenue" on the Consolidated Statements of Operations and Comprehensive Income. The components of Rental and Related Revenue are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Rental revenue - fixed payments	$192,425	$176,085	$568,986	$507,309
Rental revenue - variable payments (1)	64,390	59,306	199,979	173,211
Rental and related revenue	$256,815	$235,391	$768,965	$680,520
(1) Primarily includes tenant recoveries for real estate taxes, insurance and CAM.
Lessee Accounting
As of September 30, 2021, our lease arrangements, where we are the lessee, primarily consisted of office and ground leases. For these lease arrangements, as required by Accounting Standards Codification Topic 842, Leases ("ASC 842"), we recognized right-of-use ("ROU") assets and the corresponding lease liabilities representing the discounted value of future lease payments. In determining these amounts, we elected an available practical expedient that allows us, as a lessee, to not separate lease and non-lease components.
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

	September 30, 2021	December 31, 2020
ROU assets	$37,925	$38,867
Lease liabilities	42,320	42,874
For the finance leases, we recognized ROU assets and related lease liabilities as follows (in thousands):

	September 30, 2021	December 31, 2020
ROU assets	$37,714	$19,239
Lease liabilities	38,903	19,430
ROU assets were included within Other Escrow Deposits and Other Assets and lease liabilities were included within Other Liabilities on our Consolidated Balance Sheets.

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

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$9,874	$6,309
Restricted cash held in escrow for like-kind exchange	273,413	47,682
Restricted cash included in other escrow deposits and other assets	45,082	13,232
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$328,369	$67,223
Restricted cash held in escrow for like-kind exchange on the Consolidated Balance Sheets consists of cash received from property dispositions intended to be used for qualifying like-kind exchange transactions.

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
In July 2021, we entered into a 20%-owned unconsolidated joint venture with CBRE Global Investors with plans to contribute three tranches of properties. During the third quarter of 2021, we contributed two separate tranches of properties to the joint venture (see Note 6). We expect to contribute the third tranche of properties in early 2022. The joint venture financed the acquisition of these properties with a combination of third party first mortgage loans and equity contributions from our partner in this joint venture.
There were no unconsolidated joint ventures, in which we have any recognized assets or liabilities or have retained any economic exposure to loss at September 30, 2021, that met the criteria to be considered VIEs. In January 2021, we, and the other partner from two unconsolidated joint ventures, repaid $69.8 million of guaranteed loans. At September 30, 2021, we did not guarantee the indebtedness of any of our unconsolidated joint ventures.

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
Acquisitions
We paid cash of $242.9 million for four building acquisitions in Southern California and Northern New Jersey and paid a combination of $64.0 million of cash and Limited Partner Units with a fair value of $11.6 million for a container storage lot in Northern New Jersey during the nine months ended September 30, 2021. All of these properties were fully leased at the date of acquisition. We paid cash of $85.5 million for five property acquisitions during the nine months ended September 30, 2020.
The following table summarizes amounts recognized for each major class of assets and liabilities (in thousands) for these acquisitions during the nine months ended September 30, 2021:

Real estate assets	$351,398
Lease related intangibles	11,796
Total acquired assets	$363,194
Below market lease liabilities	$43,734
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
Fair Value Measurements
We determine the fair value of the individual components of real estate asset acquisitions primarily through calculating the "as-if vacant" value of a building, using an income approach, which relies significantly upon internally determined assumptions. We have determined that these estimates primarily rely upon level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions used in calculating the "as-if vacant" value for acquisition activity during the nine months ended September 30, 2021 are as follows:

	Low	High
Exit capitalization rate	3.50%	5.00%
Annual net rental rate per square foot on acquired buildings	$6.62	$15.00
Annual net rental rate per acre on acquired ground lease	$182,136	$182,136

Capitalized acquisition costs were insignificant and the fair value of net assets acquired from unrelated parties during the nine months ended September 30, 2021, was substantially the same as the cost of acquisition.

Dispositions
Dispositions of buildings and undeveloped land generated net cash proceeds of $989.1 million and $55.7 million during the nine months ended September 30, 2021 and 2020, respectively. The number of buildings sold is disclosed in Note 11.
On July 22, 2021, we closed on the sale of 14 wholly-owned buildings and 15 acres of undeveloped land, for net cash proceeds of $286.3 million, which completed our previously announced exit from the St. Louis market.
In addition, in July 2021 we entered into a 20%-owned unconsolidated joint venture with plans to contribute three tranches of properties for a total of nine properties. Pursuant to the terms of the joint venture, on July 27, 2021, we contributed to the joint venture the first tranche of three properties, which consisted of two buildings and one trailer storage lot in Chicago and Atlanta, for net cash proceeds of $115.7 million. On September 21, 2021, we contributed to the joint venture the second tranche of three properties which consisted of two buildings and one trailer storage lot in Baltimore, for net cash proceeds of $172.9 million. The joint venture financed the acquisition of these properties with a combination of third party first mortgage loans and equity contributions from our partner in this joint venture. As part of the closings, we have also received $41.1 million for our ownership share of proceeds from third party first mortgage loans, which was included in capital distributions from unconsolidated joint ventures in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2021. We expect to close the third tranche in early 2022.

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

7.    Indebtedness

All debt is issued directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee some of the unsecured debt of the Partnership. The following table summarizes the book value and changes in the fair value of our debt (in thousands):

	Book Value at 12/31/2020	Book Value at 9/30/2021	Fair Value at 12/31/2020	Issuances and Assumptions	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 9/30/2021
Fixed rate secured debt	$62,817	$59,543	$65,848	$—	$(3,063)	$(1,376)	$61,409
Variable rate secured debt	1,600	1,300	1,600	—	(300)	—	1,300
Unsecured debt	3,058,740	3,175,000	3,387,913	490,226	(373,966)	(183,038)	3,321,135
Unsecured line of credit	295,000	156,000	295,000	—	(139,000)	—	156,000
Total	$3,418,157	$3,391,843	$3,750,361	$490,226	$(516,329)	$(184,414)	$3,539,844
Less: Deferred financing costs	33,106	36,388
Total indebtedness as reported on the consolidated balance sheets	$3,385,051	$3,355,455

Secured Debt
Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated market rates for all of our current fixed rate secured debt are between 2.10% and 2.90%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon level 3 inputs.
Unsecured Debt
At September 30, 2021, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. Our unsecured notes are thinly traded and, in certain cases, the broker estimates were not based upon comparable transactions. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 95.00% to 132.00% of face value.
The indentures (and related supplemental indentures) governing our outstanding series of unsecured notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such financial covenants at September 30, 2021.

In August 2021, we redeemed $250.0 million of 3.63% senior unsecured notes due April 2023. We recognized a loss of $13.9 million in connection with the redemption of these notes including the prepayment premium and write-off of unamortized deferred financing costs.
In June 2021, we redeemed $83.7 million of 3.88% senior unsecured notes due October 2022. In connection with the early repayment of these notes, we recognized a loss of $3.9 million, including the prepayment premium and the write-off of unamortized deferred financing costs.
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
Unsecured Line of Credit
Our unsecured line of credit at September 30, 2021 is described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at September 30, 2021
Unsecured Line of Credit - Partnership	$1,200,000	March 31, 2025	$156,000

In March 2021, the Partnership amended and restated its existing $1.20 billion unsecured line of credit, which was set to mature in January 2022 with two six-month extension options. The amended and restated line of credit bears interest at LIBOR plus 0.775% (equal to 0.87% for our outstanding borrowings at September 30, 2021) with a reduction in borrowing costs if certain sustainability linked metrics are achieved each year. In addition, the amended and restated line of credit matures on March 31, 2025 with two six-month extension options. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $800.0 million, for a total of up to $2.00 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions. The line of credit also allows automatic transition to an alternative rate of interest in the event that the LIBOR ceases to publish and needs to be replaced. As a result of amending and restating the unsecured line of credit, we incurred $6.2 million of deferred financing costs through September 30, 2021.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At September 30, 2021, we were in compliance with all financial covenants under this line of credit.
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
During the nine months ended September 30, 2021, the General Partner issued 6.5 million common shares pursuant to its ATM equity programs, generating gross proceeds of $312.8 million and, after deducting commissions and other costs, net proceeds of $309.0 million. The proceeds from these sales were contributed to the Partnership and used to fund development activities.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
General Partner
Net income attributable to common shareholders	$494,817	$71,823	$749,996	$131,099
Less: dividends on participating securities	(298)	(352)	(1,033)	(1,064)
Basic net income attributable to common shareholders	$494,519	$71,471	$748,963	$130,035
Add back dividends on dilutive participating securities	298	—	1,033	—
Noncontrolling interest in earnings of common unitholders	4,848	638	7,347	1,164
Diluted net income attributable to common shareholders	$499,665	$72,109	$757,343	$131,199
Weighted average number of common shares outstanding	379,220	371,082	376,323	369,375
Weighted average Limited Partner Units outstanding	3,761	3,330	3,702	3,296
Other potential dilutive shares	1,643	422	1,786	420
Weighted average number of common shares and potential dilutive securities	384,624	374,834	381,811	373,091

Partnership
Net income attributable to common unitholders	$499,665	$72,461	$757,343	$132,263
Less: distributions on participating securities	(298)	(352)	(1,033)	(1,064)
Basic net income attributable to common unitholders	$499,367	$72,109	$756,310	$131,199
Add back distributions on dilutive participating securities	298	—	1,033	—
Diluted net income attributable to common unitholders	$499,665	$72,109	$757,343	$131,199
Weighted average number of Common Units outstanding	382,981	374,412	380,025	372,671
Other potential dilutive units	1,643	422	1,786	420
Weighted average number of Common Units and potential dilutive securities	384,624	374,834	381,811	373,091
The following table summarizes the data that is excluded from the computation of net income per common share or Common Unit as a result of being anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
General Partner and Partnership
Other potential dilutive shares or units:
Anti-dilutive outstanding participating securities	—	1,642	—	1,642

10.    Segment Reporting
Reportable Segments
As of September 30, 2021, we had two reportable operating segments, the first consisting of the ownership and rental of industrial real estate investments. We continue to increase our investments in quality industrial properties largely based on anticipated geographic trends in supply and demand for industrial buildings, as well as the real estate needs of our major tenants that operate on a national level. We treat our industrial properties as a single operating and reportable segment based on our method of internal reporting. Properties not included in our reportable segments, because they are not industrial properties and do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are generally referred to as non-reportable Rental Operations. Our non-reportable Rental Operations primarily include our remaining office properties and medical office property at September 30, 2021. The operations of our industrial properties, as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations."
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
Revenues by Reportable Segment
The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Rental Operations:
Industrial	$255,315	$233,572	$764,496	$674,996
Non-reportable Rental Operations	1,386	1,499	4,174	4,410
Service Operations	23,550	26,637	72,384	46,388
Total segment revenues	280,251	261,708	841,054	725,794
Other revenue	114	320	295	1,114
Consolidated revenue	$280,365	$262,028	$841,349	$726,908

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
The following table shows a reconciliation of our segment-level measures of profitability to consolidated income from continuing operations before income taxes (in thousands and excluding discontinued operations):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
PNOI
Industrial	$179,969	$156,059	$520,639	$449,418
Non-reportable Rental Operations	1,118	1,092	3,621	3,964
PNOI, excluding all sold properties	181,087	157,151	524,260	453,382
PNOI from sold properties included in continuing operations	4,014	12,169	24,429	36,226
PNOI, continuing operations	$185,101	$169,320	$548,689	$489,608

Earnings from Service Operations	4,510	2,033	9,815	4,810

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	8,488	7,184	22,985	15,660
Revenues related to lease buyouts	—	179	310	2,605
Amortization of lease concessions and above and below market rents	4,081	1,746	9,522	5,843
Intercompany rents and other adjusting items	(765)	(624)	(1,881)	(999)
Non-Segment Items:
Equity in earnings of unconsolidated joint ventures	2,966	4,023	29,824	8,958
Interest expense	(20,003)	(23,059)	(63,582)	(69,394)
Depreciation and amortization expense	(88,033)	(88,596)	(273,335)	(260,659)
Gain on sale of properties	439,212	10,968	555,755	19,905
Impairment charges	—	—	—	(5,626)
Interest and other income, net	1,433	32	3,569	1,643
General and administrative expenses	(14,152)	(11,439)	(54,248)	(46,808)
Gain on land sales	1,653	2,346	12,791	8,551
Other operating expenses	(1,290)	(1,772)	(2,773)	(4,430)
Loss on extinguishment of debt	(13,893)	(120)	(17,901)	(32,898)
Gain on involuntary conversion	—	3,029	3,222	4,312
Non-incremental costs related to successful leases	(3,334)	(4,058)	(10,319)	(10,617)
Other non-segment revenues and expenses, net	172	328	419	655
Income from continuing operations before income taxes	$506,146	$71,520	$772,862	$131,119

11.    Real Estate Assets, Discontinued Operations and Assets Held-for-Sale
Real Estate Assets
Real estate assets, excluding assets held-for-sale, consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Buildings and tenant improvements	$5,849,663	$5,812,004
Land and improvements	3,218,547	2,883,674
Other real estate investments (1)	36,480	49,477
Real estate assets	$9,104,690	$8,745,155

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
Allocation of Noncontrolling Interests - General Partner
The following table illustrates the General Partner's share of the income attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income between continuing and discontinued operations to the noncontrolling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income from continuing operations attributable to common shareholders	$494,817	$71,783	$749,996	$130,989
Income from discontinued operations attributable to common shareholders	—	40	—	110
Net income attributable to common shareholders	$494,817	$71,823	$749,996	$131,099
Allocation of Noncontrolling Interests - Partnership
Substantially all of the income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is attributable to the common unitholders.
Assets Held-for-Sale
The following table illustrates the number of sold or held-for-sale properties in this Report:

	Held-for-Sale at September 30, 2021	Sold Year-to-Date in 2021	Sold in 2020	Total

Properties sold or classified as held-for-sale	4	29	7	40

At September 30, 2021, the properties that met the criteria to be classified as held for sale consisted of four wholly-owned properties. None of these held-for-sale properties met the criteria to be classified within discontinued operations.
Of these four properties, three are wholly-owned properties leased by our largest tenant, which constitute the third tranche of assets to be contributed to a 20% owned unconsolidated joint venture (see Note 6). We expect to close the third tranche in early 2022. In addition, the other held-for-sale property is a recently completed building, which was leased by our largest tenant and was sold in early October 2021.

The following table illustrates aggregate balance sheet information for held-for-sale properties (in thousands):

	Held-for-Sale Properties Included in Continuing Operations
	September 30, 2021	December 31, 2020
Land and improvements	$72,685	$27,954
Buildings and tenant improvements	146,042	44,800
Accumulated depreciation	(37,128)	(5,976)
Deferred leasing and other costs, net	6,343	936
Other assets	10,972	232
Total assets held-for-sale	$198,914	$67,946

Accrued expenses	596	660
Other liabilities	11,647	7,080
Total liabilities related to assets held-for-sale	$12,243	$7,740

12.    Subsequent Event
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on October 27, 2021:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common - Quarterly	$0.28	November 16, 2021	November 30, 2021

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
•Potential increases in real estate construction costs;
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
At September 30, 2021, we:
•Owned or jointly controlled 536 primarily industrial properties, of which 509 properties totaling 151.7 million square feet were in service and 27 properties totaling 8.4 million square feet were under development. The 509 in-service properties were comprised of 469 consolidated properties totaling 138.7 million square feet and 40 unconsolidated joint venture properties totaling 12.9 million square feet. The 27 properties under development consisted of 25 consolidated properties totaling 7.3 million square feet and two unconsolidated joint venture properties totaling 1.2 million square feet.
•Owned directly, or through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), approximately 300 acres of land and controlled approximately 900 acres through purchase options.
Our overall strategy is to continue to increase our investment in quality industrial properties primarily through development, on both a speculative and build-to-suit basis, supplemented with acquisitions in higher barrier markets with the highest growth potential.
COVID-19
Although the COVID-19 pandemic is ongoing, the economy continues to gradually improve through the first three quarters of 2021. However, there have been and continue to be significant supply chain disruptions that have resulted in the need for additional warehouse space to meet increasing safety stock levels and to support the continued shift in consumer demand toward e-commerce. As a result, we realized substantial leasing activity through the first three quarters of 2021, as well as maintained our high tenant retention rates. We have also continued a robust level of new development activity across the markets in which we operate, with speculative development focused primarily on coastal infill markets.

Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the metrics that drive the performance of our Rental Operations, which management uses to operate the business, and that we consider to be critical drivers of future revenues.
Occupancy Analysis
Occupancy is an important metric for management and our investors for understanding our financial performance. Our ability to maintain high occupancy rates is among the principal drivers of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of rental properties at September 30, 2021 and 2020, respectively:

	Total Square Feet (in thousands)		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2021	2020	2021	2020	2021	2020	2021	2020
Industrial	138,534	140,437	99.8%	99.8%	97.7%	97.0%	$5.64	$5.18
Non-reportable Rental Operations	211	211	0.2%	0.2%	93.1%	80.5%	$22.63	$24.27
Total Consolidated	138,745	140,648	100.0%	100.0%	97.7%	97.0%	$5.66	$5.21
Unconsolidated Joint Ventures	12,935	11,109			96.0%	97.5%	$4.61	$4.26
Total Including Unconsolidated Joint Ventures	151,680	151,757			97.6%	97.0%
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

The higher leased percentage in our industrial portfolio at September 30, 2021, compared to September 30, 2020, was due to leasing up speculative developments.
Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, from our in-service rental properties for the nine months ended September 30, 2021 (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2020	3,716	150	3,866
Vacant space in completed developments	901	—	901
Expirations	3,806	667	4,473
Early lease terminations	191	87	278
Property structural changes/other	(360)	—	(360)
Leasing of previously vacant space	(5,067)	(380)	(5,447)
Vacant square feet at September 30, 2021	3,187	524	3,711

Total Leasing Activity
Our ability to maintain and improve occupancy and net effective rents primarily depends upon our continuing ability to lease vacant space. The volume and quality of our leasing activity is closely scrutinized by management in operation of the business and provides useful information regarding future performance. The initial leasing of development projects or vacant space in acquired properties is referred to as first generation lease activity. The leasing of such space that we have previously held under lease to a tenant is referred to as second generation lease activity. Second generation lease activity may be in the form of renewals of existing leases or new leases of previously leased space. The total leasing activity for our consolidated and unconsolidated industrial rental properties, expressed in square feet of leases signed, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
New Leasing Activity - First Generation	3,074	2,406	6,322	5,440
New Leasing Activity - Second Generation	973	1,405	3,650	2,978
Renewal Leasing Activity	2,979	899	9,120	3,494
Early Renewal Leasing Activity *	919	1,265	1,963	2,576
Short-Term New Leasing Activity **	200	125	418	1,194
Short-Term Renewal Leasing Activity **	283	677	1,846	1,615
Non-Reportable Rental Operations Leasing Activity	—	—	—	1
Total Consolidated Leasing Activity	8,428	6,777	23,319	17,298
Unconsolidated Joint Venture Leasing Activity	1,086	561	1,271	1,689
Total Including Unconsolidated Joint Venture Leasing Activity	9,514	7,338	24,590	18,987

* Early renewals represent renewals executed more than two years in advance of a lease's originally scheduled end date.
** Short-term leases represent leases with a term of less than twelve months.

Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing costs, on a per square foot basis, that we are obligated to fulfill under the second generation industrial leases signed for our rental properties during the three and nine months ended September 30, 2021 and 2020:

	Square Feet of Leases (in thousands)		Percent of Expiring Leases Renewed		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot		Concessions per Square Foot
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Three Months
Consolidated - New Second Generation	973	1,405			4.1	6.4	$2.47	$1.78	$2.12	$3.76	$0.20	$—
Unconsolidated Joint Ventures - New Second Generation	296	257			5.5	1.0	3.86	—	2.13	0.38	—	—
Total - New Second Generation	1,269	1,662			4.5	5.6	$2.80	$1.51	$2.12	$3.23	$0.15	$—

Consolidated - Renewal	2,979	899	81.2%	42.3%	5.3	3.5	$1.14	$0.72	$1.38	$0.92	$0.25	$—
Unconsolidated Joint Ventures - Renewal	—	131	—%	100.0%	—	1.0	—	—	—	0.29	—	—
Total - Renewal	2,979	1,030	71.5%	45.7%	5.3	3.2	$1.14	$0.63	$1.38	$0.84	$0.25	$—

Nine Months
Consolidated - New Second Generation	3,650	2,978			5.3	5.2	$1.75	$2.02	$2.61	$2.79	$0.18	$0.02
Unconsolidated Joint Ventures - New Second Generation	310	257			5.6	1.0	4.17	—	2.27	0.38	—	—
Total - New Second Generation	3,960	3,235			5.3	4.8	$1.94	$1.87	$2.58	$2.60	$0.16	$0.02

Consolidated - Renewal	9,120	3,494	81.5%	59.9%	5.6	4.6	$0.72	$1.01	$1.56	$1.45	$0.26	$0.02
Unconsolidated Joint Ventures - Renewal	40	628	6.2%	90.2%	5.0	3.7	2.49	0.38	2.96	1.42	—	—
Total - Renewal	9,160	4,122	77.4%	63.2%	5.6	4.5	$0.72	$0.91	$1.56	$1.45	$0.25	$0.02
Growth in average annual net effective rents for new second generation and renewal leases, on a combined basis, for our consolidated and unconsolidated industrial rental properties, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Ownership Type	2021	2020	2021	2020
Consolidated properties	35.3%	32.3%	32.8%	28.9%
Unconsolidated joint venture properties	23.0%	29.5%	21.7%	39.0%

Lease Expirations
The table below reflects our consolidated in-service portfolio lease expiration schedule at September 30, 2021 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Non-Reportable
Year of Expiration	Square Feet	Annual Rental Revenue*	Number of Leases	Square Feet	Annual Rental Revenue*	Square Feet	Annual Rental Revenue*
Remainder of 2021	1,621	$7,865	20	1,621	$7,865	—	$—
2022	13,255	57,280	126	13,238	57,088	17	192
2023	14,989	75,794	149	14,968	75,502	21	292
2024	15,007	78,897	150	15,002	78,835	5	62
2025	14,905	84,009	140	14,903	83,984	2	25
2026	16,507	85,876	139	16,495	85,727	12	149
2027	13,978	72,840	55	13,973	72,783	5	57
2028	10,406	68,479	44	10,287	64,992	119	3,487
2029	7,172	38,739	27	7,172	38,739	—	—
2030	7,265	41,677	33	7,265	41,677	—	—
2031 and Thereafter	20,453	155,068	59	20,438	154,891	15	177
Total Leased	135,558	$766,524	942	135,362	$762,083	196	$4,441

Total Portfolio Square Feet	138,745			138,534		211
Percent Leased	97.7%			97.7%		93.1%
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

We acquired five in-service buildings and one container storage lot under a long-term lease during the nine months ended September 30, 2021, including one property received through an asset distribution from an unconsolidated joint venture, and ten buildings during the year ended December 31, 2020. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields of property acquisitions (in thousands, except percentage data):

	Year-to-Date 2021 Acquisitions			Full Year 2020 Acquisitions
Type	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***	Acquisition Price*	In-Place Yield**	Percent Leased at Acquisition Date***
Industrial	$346,086	3.4%	100.0%	$410,817	3.3%	80.6%

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
We sold 29 consolidated properties including two trailer storage lots during the nine months ended September 30, 2021 and seven consolidated properties during the year ended December 31, 2020. The following table summarizes the sales prices, in-place yields and percent leased of industrial properties dispositions (in thousands, except percentage data):

	Year-to-Date 2021 Dispositions			Full Year 2020 Dispositions
Type	Sales Price	In-Place Yield*	Percent Leased**	Sales Price	In-Place Yield*	Percent Leased**
Industrial	$989,370	4.7%	100.0%	$321,800	3.8%	77.5%

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

Development

We expect to generate future earnings from Rental Operations as development properties are placed in service and leased. Development activities, and our ability to lease those developments, are viewed by management as key indicators of future earnings growth and provide useful information to investors for the same reasons. At September 30, 2021, we had 8.4 million square feet of property under development with total estimated costs upon completion of $1.14 billion compared to 7.0 million square feet with total estimated costs upon completion of $897.1 million at September 30, 2020. The square footage includes both consolidated properties and unconsolidated joint venture development activity at 100% while estimated costs include consolidated properties and unconsolidated joint venture development activity at our ownership share.

The following table summarizes our properties under development at September 30, 2021 (in thousands, except percentage data):

Ownership Type	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	7,285	61.4%	$1,095,211	$611,755	$483,456
Unconsolidated joint venture properties	1,157	50.3%	41,911	10,728	31,183
Total	8,442	59.9%	$1,137,122	$622,483	$514,639

Results of Operations
A summary of our operating results and property statistics is as follows (in thousands, except number of properties):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Rental and related revenue from continuing operations	$256,815	$235,391	$768,965	$680,520
Operating income	538,609	91,638	847,554	227,456
General Partner
Net income attributable to common shareholders	$494,817	$71,823	$749,996	$131,099
Partnership
Net income attributable to common unitholders	$499,665	$72,461	$757,343	$132,263
Number of in-service consolidated properties at end of period	469	478	469	478
In-service consolidated square footage at end of period	138,745	140,648	138,745	140,648
Number of in-service unconsolidated joint venture properties at end of period	40	39	40	39
In-service unconsolidated joint venture square footage at end of period	12,935	11,109	12,935	11,109

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
The following table shows a reconciliation of net income attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to common shareholders of the General Partner	$494,817	$71,823	$749,996	$131,099
Add back: Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	4,848	638	7,347	1,164
Net income attributable to common unitholders of the Partnership	499,665	72,461	757,343	132,263
Adjustments:
Depreciation and amortization	88,033	88,596	273,335	260,659
Company share of unconsolidated joint venture depreciation, amortization and other adjustments	2,241	2,259	6,510	6,759
Gain on sale of properties	(439,212)	(11,008)	(555,755)	(20,016)
Gain on land sales	(1,653)	(2,346)	(12,791)	(8,551)
Impairment charges	—	—	—	5,626
Income tax expense (benefit) not allocable to FFO	6,381	(956)	15,237	(1,166)
Gains on sales of real estate assets - share of unconsolidated joint ventures	29	(1,095)	(20,079)	(787)
FFO attributable to common unitholders of the Partnership	$155,484	$147,911	$463,800	$374,787
Additional General Partner Adjustments:
Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	(4,848)	(638)	(7,347)	(1,164)
Noncontrolling interest share of adjustments	3,380	(671)	2,860	(2,144)
FFO attributable to common shareholders of the General Partner	$154,016	$146,602	$459,313	$371,479

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
Note 10 to the consolidated financial statements included in Part I, Item 1 of this Report shows a calculation of our PNOI for the three and nine months ended September 30, 2021 and 2020 and provides a reconciliation of PNOI for our Rental Operations segments to income from continuing operations before income taxes.
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
We define our "same-property" population once a year at the beginning of the current calendar year and include buildings that were stabilized (the term "stabilized" means properties that have reached 90% leased or that have been in-service for at least one year since development completion or acquisition) as of January 1 of the prior calendar year. The "same-property" pool is also adjusted to remove properties that were sold subsequent to the beginning of the current calendar year. As such, the "same-property" population for the period ended September 30, 2021 includes all properties that we owned or jointly controlled at January 1, 2021, which had both been owned or jointly controlled and had reached stabilization by January 1, 2020, and have not been sold.
A reconciliation of income from continuing operations before income taxes to SPNOI is presented as follows (in thousands, except percentage data):

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
Income from continuing operations before income taxes	$506,146	$71,520		$772,862	$131,119
Share of SPNOI from unconsolidated joint ventures	5,503	5,625		16,851	16,282
PNOI excluded from the "same-property" population	(25,943)	(7,939)		(65,376)	(17,706)
Earnings from Service Operations	(4,510)	(2,033)		(9,815)	(4,810)
Rental Operations revenues and expenses excluded from PNOI	(15,818)	(20,654)		(55,365)	(59,335)
Non-Segment Items	(304,731)	108,318		(183,422)	386,408
SPNOI	$160,647	$154,837	3.8%	$475,735	$451,958	5.3%
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

We believe that the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average commencement occupancy and average cash rental rate for the properties included in SPNOI for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Number of properties	457	457	457	457
Square feet (in thousands) (1)	125,862	125,862	125,862	125,862
Average commencement occupancy percentage (2)	97.8%	98.6%	97.9%	98.0%
Average rental rate - cash basis (3)	$5.13	$4.94	$5.09	$4.91
(1) Includes the total square feet of the consolidated properties that are in the "same-property" population as well as 5.4 million square feet of space for unconsolidated joint ventures, which represents our ratable share of the 12.4 million total square feet of space for buildings owned by unconsolidated joint ventures that are in the "same-property" population.
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

Comparison of Three Months Ended September 30, 2021 to Three Months Ended September 30, 2020
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations (in thousands):

	Three Months Ended September 30,
	2021	2020
Rental and related revenue:
Industrial	$255,315	$233,572
Non-reportable Rental Operations and non-segment revenues	1,500	1,819
Total rental and related revenue from continuing operations	$256,815	$235,391
The primary reasons for the increase in rental and related revenue from continuing operations were:
•We acquired 16 properties and placed 31 developments in service from January 1, 2020 to September 30, 2021, which provided incremental revenues from continuing operations of $25.6 million during the three months ended September 30, 2021, as compared to the same period in 2020.
•Rental and related revenue from our "same-property" portfolio increased by $8.4 million during the three months ended September 30, 2021, as compared to the same period in 2020. These increased revenues were primarily driven by rental rate growth, partially offset by a slight decrease in occupancy within our "same-property" portfolio.
•The sale of 36 in-service properties since January 1, 2020, which did not meet the criteria to be classified within discontinued operations, resulted in a decrease of $12.6 million to rental and related revenue from continuing operations during the three months ended September 30, 2021, as compared to the same period in 2020, which partially offset the aforementioned increases to rental and related revenue from continuing operations.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations (in thousands):

	Three Months Ended September 30,
	2021	2020
Rental expenses:
Industrial	$19,611	$19,795
Non-reportable Rental Operations and non-segment expenses	155	436
Total rental expenses from continuing operations	$19,766	$20,231
Real estate taxes:
Industrial	$39,881	$37,010
Non-reportable Rental Operations and non-segment expenses	91	17
Total real estate tax expense from continuing operations	$39,972	$37,027

Overall, real estate tax expense from continuing operations increased by $2.9 million during the three months ended September 30, 2021, compared to the same period in 2020. The increase to real estate tax expense was mainly due to higher real estate tax assessments in certain of our markets and the result of acquisitions and developments placed in service from January 1, 2020 to September 30, 2021, which have generally been concentrated in markets with higher tax rates and/or assessed values. These increases were partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.
Depreciation and Amortization
Depreciation and amortization expense from continuing operations was $88.0 million and $88.6 million for the three months ended September 30, 2021 and 2020, respectively. The impact of acquired properties and developments placed in service was offset by property dispositions that did not meet the criteria to be classified within discontinued operations.
Gain on Sale of Properties - Continuing Operations
The $439.2 million recognized as gain on sale of properties in continuing operations for the three months ended September 30, 2021 is the result of the sale of 24 properties that did not meet the criteria for inclusion in discontinued operations.
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

General and administrative expenses were $14.2 million and $11.4 million for the three months ended September 30, 2021 and 2020, respectively. The following table sets forth the factors that led to the increased general and administrative expenses (in millions):

General and administrative expenses - three months ended September, 2020	$11.4
Increase to overall pool of overhead costs	3.4
Overhead restructuring charges (1)	3.5
Impact of increased allocation of costs to leasing and development activities (2)	(0.6)
Increased allocation of costs to Service Operations and Rental Operations	(3.5)
General and administrative expenses - three months ended September 30, 2021	$14.2
(1) We recognized approximately $3.5 million of overhead restructuring costs, primarily related to reorganizing our construction business during the three months ended September 30, 2021.
(2) We capitalized $2.3 million and $6.4 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the three months ended September 30, 2021, compared to capitalizing $1.7 million and $5.6 million of such costs, respectively, during the three months ended September 30, 2020. Combined overhead costs capitalized to leasing and development totaled 26.4% and 24.8% of our overall pool of overhead costs for the three months ended September 30, 2021 and 2020, respectively. Additionally, $3.3 million of our total overhead costs, which were not capitalizable, were recorded as expenses and presented separately in the line item "Non-Incremental Costs Related to Successful Leases" on the Consolidated Statements of Operations for the three months ended September 30, 2021, compared to $4.1 million of such expenses for the three months ended September 30, 2020.
Interest Expense
Interest expense from continuing operations was $20.0 million and $23.1 million for the three months ended September 30, 2021 and 2020, respectively. The decrease in interest expense from continuing operations for the three months ended September 30, 2021 was primarily due to lower average interest rates resulting from refinancing unsecured notes and higher capitalized interest expense, partially offset by increased overall borrowings.
We capitalized $8.9 million and $5.7 million of interest costs for the three months ended September 30, 2021 and 2020, respectively.
Debt Extinguishment
During the three months ended September 30, 2021, the Partnership redeemed $250.0 million of its unsecured notes due April 2023, which had a stated interest rate of 3.63%. A loss of $13.9 million was recognized in connection with the redemption of these notes, including the prepayment premium and write-off of the unamortized deferred financing costs.
We did not redeem any unsecured notes during the three months ended September 30, 2020.

Comparison of Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2020
Rental and Related Revenue
The following table sets forth rental and related revenue from continuing operations (in thousands):

	Nine Months Ended September 30,
	2021	2020
Rental and related revenue:
Industrial	$764,496	$674,996
Non-reportable Rental Operations and non-segment revenues	4,469	5,524
Total rental and related revenue from continuing operations	$768,965	$680,520
The following factors contributed to the increase in rental and related revenue from continuing operations:
•We acquired 16 properties and placed 31 developments in service from January 1, 2020 to September 30, 2021, which provided incremental revenues from continuing operations of $71.3 million during the nine months ended September 30, 2021, as compared to the same period in 2020.
•Rental and related revenue from our "same-property" portfolio increased by $35.1 million during the nine months ended September 30, 2021, as compared to the same period in 2020. These increased revenues were primarily driven by rental rate growth, partially offset by a slight decrease in occupancy within our "same-property" portfolio.
•The sale of 36 in-service properties, since January 1, 2020, which did not meet the criteria for inclusion within discontinued operations, resulted in a decrease of $16.7 million to rental and related revenue from continuing operations during the nine months ended September 30, 2021, as compared to the same period in 2020, which partially offset the aforementioned increases to rental and related revenue from continuing operations.
Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations (in thousands):

	Nine Months Ended September 30,
	2021	2020
Rental expenses:
Industrial	$65,846	$55,333
Non-reportable Rental Operations and non-segment expenses	565	1,298
Total rental expenses from continuing operations	$66,411	$56,631
Real estate taxes:
Industrial	$122,151	$109,877
Non-reportable Rental Operations and non-segment expenses	359	640
Total real estate tax expense from continuing operations	$122,510	$110,517
Overall, rental expenses from continuing operations increased by $9.8 million during the nine months ended September 30, 2021, compared to the same period in 2020. The increase to rental expenses was primarily due to higher snow removal costs compared to the same period in 2020.
Overall, real estate tax expense from continuing operations increased by $12.0 million during the nine months ended September 30, 2021, compared to the same period in 2020. The increase to real estate tax expense was mainly due to higher real estate tax assessments in certain of our markets and the result of acquisitions and developments placed in service from January 1, 2020 to September 30, 2021, which have generally been concentrated in markets with higher tax rates and/or assessed values. These increases were partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.

Depreciation and Amortization
Depreciation and amortization expense was $273.3 million and $260.7 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in depreciation and amortization expense for the nine months ended September 30, 2021 was mainly the result of continued growth in our portfolio through development and acquisition, and partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures represents our ownership share of net income from investments in unconsolidated joint ventures that generally own and operate rental properties. Equity in earnings from unconsolidated joint ventures was $29.8 million and $9.0 million for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, we recognized $10.6 million of equity in earnings of unconsolidated joint ventures related to gains on the distribution of joint venture assets to our partner in two unconsolidated joint ventures made in connection with a plan of dissolution (see Note 6 to the consolidated financial statements). We also recognized $10.0 million of equity in earnings related to our share of gains on the sale of properties to unrelated parties by unconsolidated joint ventures during the nine months ended September 30, 2021.
There were no such transactions in the corresponding period in 2020.
Gain on Sale of Properties - Continuing Operations
The $555.8 million recognized as gain on sale of properties in continuing operations for the nine months ended September 30, 2021 was primarily the result of the sale of 29 consolidated properties that did not meet the criteria for inclusion in discontinued operations.
The $19.9 million recognized as gain on sale of properties from continuing operations for the nine months ended September 30, 2020 related to the gain from the sale of two properties that did not meet the criteria for inclusion in discontinued operations.
Impairment Charges
We did not recognize any impairment charges during the nine months ended September 30, 2021.
During the nine months ended September 30, 2020, we recognized $5.6 million of impairment charges related to writing off pre-acquisition costs, primarily non-refundable purchase deposits, for certain planned purchases of undeveloped land that we elected not to pursue due to the uncertain economic outlook at the onset of the COVID-19 pandemic.

General and Administrative Expense
General and administrative expenses increased from $46.8 million for the nine months ended September 30, 2020 to $54.2 million for the same period in 2021. The following table sets forth the factors that impacted general and administrative expenses (in millions):

General and administrative expenses - nine months ended September 30, 2020	$46.8
Increase to overall pool of overhead costs	10.3
Overhead restructuring charges (1)	1.4
Impact of decreased allocation of costs to leasing and development activities (2)	0.3
Increased allocation of costs to Service Operations and Rental Operations	(4.6)
General and administrative expenses - nine months ended September 30, 2021	$54.2
(1) We recognized approximately $3.5 million of overhead restructuring costs, primarily related to reorganizing our construction business during the nine months ended September 30, 2021, compared to $2.1 million of overhead restructuring charges, primarily related to benefits provided to certain associates that terminated employment as part of a voluntary retirement package offered to certain eligible employees during the nine months ended September 30, 2020.
(2) We capitalized $5.7 million and $22.1 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the nine months ended September 30, 2021, compared to capitalizing $3.9 million and $23.8 million of such costs, respectively, during the nine months ended September 30, 2020. Combined overhead costs capitalized to leasing and development totaled 24.8% and 27.4% of our overall pool of overhead costs for the nine months ended September 30, 2021 and 2020, respectively. Additionally, $10.3 million of our total overhead costs, which were not capitalizable, were recorded as expenses and presented separately in the line item "Non-Incremental Costs Related to Successful Leases" on the Consolidated Statements of Operations for the nine months ended September 30, 2021, compared to $10.6 million of such expenses for the nine months ended September 30, 2020.
Interest Expense
Interest expense allocable to continuing operations was $63.6 million and $69.4 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in interest expense from continuing operations for the nine months ended September 30, 2021 was primarily due to lower average interest rates resulting from refinancing unsecured notes and higher capitalized interest expense, partially offset by increased overall borrowings.
We capitalized $26.6 million and $19.4 million of interest costs during the nine months ended September 30, 2021 and 2020, respectively.
Debt Extinguishment
In January 2021, the Partnership assumed and immediately repaid $40.2 million of unsecured debt related to the dissolution of two unconsolidated joint ventures (see Note 6 to the consolidated financial statements).
In June 2021, the Partnership redeemed $83.7 million of its remaining 3.88% unsecured notes due October 2022. A loss of $3.9 million was recognized in connection with the redemption of these notes including the prepayment premium and write-off of the unamortized deferred financing costs.
In August 2021, the Partnership redeemed $250.0 million of its unsecured notes due April 2023, which had a stated interest rate of 3.63%. A loss of $13.9 million was recognized in connection with the redemption of these notes including the prepayment premium and write-off of the unamortized deferred financing costs.
During the nine months ended September 30, 2020, the Partnership redeemed $300.0 million of unsecured notes with a stated interest rate of 4.38% and repurchased and canceled $216.3 million of unsecured notes with a stated interest rate of 3.88% pursuant to a tender offer completed by the Partnership. In connection with the redemption and repurchase of these unsecured notes, we recognized a total loss of $32.9 million including the redemption/repayment premium and write-off of the deferred financing costs.

Liquidity and Capital Resources

Sources of Liquidity
We expect to meet our short-term liquidity requirements over the next 12 months, which include payments of dividends and distributions, completion of development projects that are currently under construction and capital expenditures needed to maintain our current real estate assets, through working capital, net cash provided by operating activities and short term borrowings on the Partnership's unsecured line of credit. We had $273.4 million of restricted cash in escrow for future like kind exchange transactions, $9.9 million of cash on hand and $156.0 million of outstanding borrowings on the Partnership's $1.20 billion unsecured line of credit at September 30, 2021.

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

Such unsecured notes, as well as other debt securities issued by the Partnership, are governed pursuant to certain indentures and related supplemental indentures, which also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, at September 30, 2021.

At September 30, 2021, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities (including guarantees of the Partnership's debt securities by the General Partner). Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of debt, development and future acquisitions and for other general corporate purposes.

In February 2021, the General Partner terminated its previous equity distribution agreement for the ATM equity program and entered into a new equity distribution agreement pursuant to which the General Partner may sell from time to time up to an aggregate offering price of $400.0 million of its common stock through sales agents or forward sellers. During the nine months ended September 30, 2021, the General Partner issued a total of 6.3 million shares pursuant to its current ATM equity program, resulting in net proceeds of $301.4 million after paying total compensation of $3.0 million to the applicable sales agents. Of the total activity under the new ATM program, 2.4 million common shares were issued during the three months ended September 30, 2021, resulting in net proceeds of $123.4 million after paying total compensation of $1.2 million to the applicable sales agents. In addition, during the nine months ended September 30, 2021, the General Partner issued 210,000 common shares under its predecessor ATM equity program, resulting in net proceeds of $8.3 million after paying total compensation of $84,000 to the applicable sales agents. These issuances under both ATM programs resulted in net proceeds of $309.0 million during 2021, after deducting the commissions and other fees paid, totaling $607,000. As of September 30, 2021, the new ATM equity program had $95.6 million worth of common shares available to issue.

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
Sales of land and properties provided $989.1 million and $55.7 million in net proceeds during the nine months ended September 30, 2021 and 2020, respectively. During the three months ended September 30, 2021, the sale of a 14-building portfolio and 15 acres of undeveloped land in St. Louis generated net proceeds of $286.3 million and the contribution of two separate tranches for a total of six properties to a newly formed 20% owned unconsolidated joint venture generated total net proceeds of $288.5 million (see Note 6 to the consolidated financial statements).
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated joint ventures, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions. During the nine months ended September 30, 2021, our share of sale and capital distributions from unconsolidated joint ventures totaled $61.6 million. As part of closings of the contribution of properties to the newly formed 20% owned unconsolidated joint venture, we received $41.1 million for our ownership share of proceeds from third party mortgage loans (see Note 6 to the consolidated financial statements) originated by this joint venture during the three months ended September 30, 2021.

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
The following table summarizes our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	Nine Months Ended September 30,
	2021	2020
Second generation tenant improvements	$18,259	$11,635
Second generation leasing costs	27,068	18,272
Building improvements	4,622	1,764
Total second generation capital expenditures	$49,949	$31,671
Development of real estate investments	$496,322	$469,001
Other deferred leasing costs	$28,189	$25,929

The capital expenditures in the table above include the capitalization of internal overhead costs. We capitalized $5.7 million and $3.9 million of overhead costs that are incremental to executing leases, including both first and second generation leases, during the nine months ended September 30, 2021 and 2020, respectively. We capitalized $22.1 million and $23.8 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the nine months ended September 30, 2021 and 2020, respectively. Combined overhead costs capitalized to leasing and development totaled 24.8% and 27.4% of our overall pool of overhead costs for the nine months ended September 30, 2021 and 2020, respectively.
Further discussion of the capitalization of overhead costs can be found herein, in the quarter-to-quarter and year-to-year comparisons of general and administrative expenses of this Item 2 as well as in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report.
In addition to the capitalization of overhead costs, the totals for development of real estate assets in the table above include the capitalization of $26.6 million and $19.4 million of interest costs during the nine months ended September 30, 2021 and 2020, respectively.
Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.
Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Code in order to maintain its REIT status. We paid regular dividends or distributions of $0.255 per common share or Common Unit in the first, second and third quarters of 2021, and the General Partner's board of directors declared dividends or distributions of $0.28 per common share or Common Unit for the fourth quarter of 2021.
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

Debt Service and Maturities
Debt outstanding at September 30, 2021 had a face value totaling $3.39 billion with a weighted average interest rate of 3.02% and maturities at various dates through 2050. Of this total amount, we had $3.18 billion of unsecured debt, $57.2 million of secured debt and $156.0 million outstanding borrowings on our unsecured line of credit at September 30, 2021. Scheduled principal amortization, maturities, repayments of outstanding line of credit balances and repayments of assumed joint venture debt totaled $516.3 million for the nine months ended September 30, 2021.
The following table is a summary of the scheduled future amortization and maturities of our indebtedness at September 30, 2021 (in thousands, except percentage data):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
Remainder of 2021	$1,050	$—	$1,050	5.53%
2022	4,646	—	4,646	5.19%
2023	4,893	—	4,893	5.21%
2024	5,155	300,000	305,155	3.92%
2025	5,102	—	5,102	5.08%
2026	3,238	531,000	534,238	2.64%
2027	1,615	475,000	476,615	3.18%
2028	1,307	500,000	501,307	4.45%
2029	1,359	400,000	401,359	2.88%
2030	1,413	350,000	351,413	1.86%
2031	1,469	450,000	451,469	1.84%
Thereafter	3,261	347,734	350,995	3.26%
	$34,508	$3,353,734	$3,388,242	3.02%

The Partnership’s unsecured line of credit is reflected in the table above as maturing in March 2026, based on the ability to exercise the two six-month extension options from its stated maturity date of March 2025 (see Note 7 to the consolidated financial statements). We anticipate generating capital to fund our debt maturities by using undistributed cash generated from our Rental Operations and property dispositions and by raising additional capital from future debt or equity transactions.

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
In August 2021, we redeemed $250.0 million of unsecured notes that were scheduled to mature in April 2023.

Contractual Obligations

Aside from repayment of long-term debt and the issuance of senior unsecured notes described in the Sources of Liquidity section above, there have been no other material changes in our outstanding commitments since December 31, 2020, as previously discussed in our 2020 Annual Report.

Historical Cash Flows
Cash, cash equivalents and restricted cash were $328.4 million and $13.4 million at September 30, 2021 and 2020, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Nine Months Ended September 30,
	2021	2020

Net cash provided by operating activities	$494.1	$438.9
Net cash used for investing activities	$(145.1)	$(557.5)
Net cash (used for) provided by financing activities	$(87.8)	$10.5

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

Investing Activities

Highlights of significant cash sources and uses are as follows:
•During the nine months ended September 30, 2021, we paid cash of $242.9 million and $290.0 million, respectively, for real estate and undeveloped land acquisitions, compared to $85.5 million and $96.4 million, respectively, for real estate and undeveloped land acquisitions during the same period in 2020.
•Real estate development costs were $496.3 million during the nine months ended September 30, 2021, compared to $469.0 million during the same period in 2020.
•Sales of land and properties provided $989.1 million in net proceeds during the nine months ended September 30, 2021, compared to $55.7 million during the same period in 2020.
•We issued first mortgage loans for net proceeds of $81.7 million to the borrowers during the nine months ended September 30, 2021. During this period, we also received a $13.4 million earnest money deposit, held in escrow at September 30, 2021, related to the third tranche of properties we will contribute to the newly formed 20% owned unconsolidated joint venture. We did not issue any mortgage loans during the same period in 2020.
•We did not receive repayments of notes receivable from property sales for the nine months ended September 30, 2021. During the nine months ended September 30, 2020, we received repayments of the final $110.0 million on our notes receivable related to the disposition of our medical office portfolio in 2017.
•Second generation tenant improvements, leasing costs and building improvements totaled $49.9 million during the nine months ended September 30, 2021 compared to $31.7 million during the same period in 2020.
•For the nine months ended September 30, 2021, we received $61.6 million of capital distributions from unconsolidated joint ventures. These distributions consisted of $41.1 million for our share of the proceeds from third party mortgage loans originated by a newly formed 20% owned unconsolidated joint venture as well as $20.5 million of distributions that represented our share of property sale proceeds generated by unconsolidated joint ventures. We received $876,000 during the same period in 2020, primarily related to our share of distributions from property sale proceeds generated by an unconsolidated joint venture.
•For the nine months ended September 30, 2021, we made capital contributions of $20.2 million to unconsolidated joint ventures, compared to $6.2 million during the same period in 2020.

Financing Activities
The following items highlight significant capital transactions:
•During the nine months ended September 30, 2021, the General Partner issued 6.5 million common shares pursuant to its ATM equity programs for net proceeds of $309.0 million, compared to 3.0 million common shares for net proceeds of $109.1 million during the same period in 2020.
•During the nine months ended September 30, 2021, the Partnership issued $450.0 million of senior unsecured notes, which bear interest at a stated interest rate of 1.75%, have an effective interest rate of 1.83% and mature on February 1, 2031, for cash proceeds of $446.6 million. During the nine months ended September 30, 2020, the Partnership issued $325.0 million of senior unsecured notes, which bear interest at a stated interest rate of 3.05%, have an effective interest rate of 3.19% and mature on March 1, 2050, for cash proceeds of $316.4 million. The Partnership also issued $350.0 million of senior unsecured notes during the same period in 2020, which bear interest at a stated interest rate of 1.75%, have an effective interest rate of 1.85% and mature on July 1, 2030, for cash proceeds of $346.8 million.
•During the nine months ended September 30, 2021, the Partnership paid total cash of $390.9 million for the repayment of unsecured debt. These repayments consisted of $40.2 million of unsecured debt assumed, and immediately repaid, in connection with the distribution of the majority of the assets (see Note 6 to the consolidated financial statements) from two unconsolidated joint ventures as well as cash payments totaling $350.7 million for the early redemptions of $83.7 million of unsecured notes that had a scheduled maturity in October 2022 and $250.0 million of unsecured notes due in April 2023. During the nine months ended September 30, 2020, the Partnership paid total cash of $547.0 million for the early redemption of $300.0 million of senior unsecured notes that were scheduled to mature in June 2022 and the early repurchase and cancellation of $216.3 million of senior unsecured notes due in October 2022.
•The Partnership did not obtain any secured loans during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, a consolidated joint venture of the Partnership obtained a secured loan from a third party financial institution for gross proceeds of $18.4 million.
•For nine months ended September 30, 2021, the Partnership decreased net borrowings on its unsecured line of credit by $139.0 million, compared to a $47.0 million increase in net borrowings for the same period in 2020.
•We paid regular cash dividends totaling $287.6 million and $260.4 million during the nine months ended September 30, 2021 and 2020, respectively.
•Changes in book cash overdrafts are classified as financing activities within our Consolidated Statements of Cash Flows. Book cash overdrafts were $10.0 million and $856,000 at September 30, 2021 and 2020, respectively.

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

	Remainder of 2021	2022	2023	2024	2025	Thereafter	Face Value	Fair Value
Long-Term Debt:
Fixed rate secured debt	$1,050	$4,346	$4,593	$4,855	$4,702	$36,396	$55,942	$61,409
Weighted average interest rate	5.53%	5.54%	5.55%	5.56%	5.51%	4.18%	4.66%
Variable rate secured debt	$—	$300	$300	$300	$400	$—	$1,300	$1,300
Weighted average interest rate	N/A	0.09%	0.09%	0.09%	0.09%	N/A	0.09%
Fixed rate unsecured debt	$—	$—	$—	$300,000	$—	$2,875,000	$3,175,000	$3,321,135
Weighted average interest rate	N/A	N/A	N/A	3.90%	N/A	3.01%	3.09%
Variable rate unsecured line of credit	$—	$—	$—	$—	$—	$156,000	$156,000	$156,000
Rate at September 30, 2021	N/A	N/A	N/A	N/A	N/A	0.87%	0.87%
The Partnership’s unsecured line of credit is reflected in the table above as maturing in March 2026, based on the ability to exercise the two six-month extension options from its stated maturity date of March 2025 (see Note 7 to the consolidated financial statements). As the above table incorporates only those exposures that existed at September 30, 2021, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise, our hedging strategies at that time, to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured line of credit, to the extent there are outstanding borrowings, will be affected by fluctuations in the LIBOR indices or applicable replacement rates, changes in our credit rating as well as certain sustainability linked metrics achieved each year. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.

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

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We are not subject to any material pending legal proceedings other than routine litigation arising in the ordinary course of business. We presently believe that all of the proceedings to which we were subject as of September 30, 2021, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.
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
With the increase in criminal cyber security attacks against public companies, we have experienced in the past, and may experience in the future, cyber security attacks, which may range from uncoordinated attempts to sophisticated and targeted measures directed at us. For example, in July 2021, we determined our computer network was affected by a cyber security incident. In response to the attack, we implemented immediate steps to assess and attempt to contain the cyber security incident and secure our systems. During our investigation, which has been completed and is now closed, we confirmed that evidence existed of exfiltration of data on company systems. We do not presently have any evidence that data belonging to us has been misused. Further we do not believe that the cyber security incident resulted in any material interruption to our business or operations, material costs or other material adverse consequences.
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
On January 27, 2021, the General Partner's board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $300.0 million of the General Partner's common shares, $750.0 million of the Partnership's debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairman of the finance committee of the board of directors of planned repurchases within these limits. We did not repurchase any equity securities through the Repurchase Program during the three months ended September 30, 2021.

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
By: DUKE REALTY CORPORATION, its general partner

/s/ James B. Connor
James B. Connor
Chairman and Chief Executive Officer of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner

Date:	October 29, 2021