Form 10-K
period 2021-12-31
DUKE REALTY CORP; DUKE REALTY Ltd PARTNERSHIP/
filed 2022-02-18
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
The aggregate market value of the voting shares of Duke Realty Corporation's outstanding common shares held by non-affiliates of Duke Realty Corporation is $18.01 billion based on the last reported sale price on June 30, 2021.
The number of common shares of Duke Realty Corporation, $0.01 par value outstanding as of February 16, 2022 was 382,767,539.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of Duke Realty Corporation's Definitive Proxy Statement for its 2022 Annual Meeting of Shareholders (the "2022 Proxy Statement") to be filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the 2022 Proxy Statement specifically incorporated by reference pursuant to Items 10 through 14 of Part III hereof, no other portions of the 2022 Proxy Statement shall be deemed so incorporated.

EXPLANATORY NOTE
This report (the "Report") combines the annual reports on Form 10-K for the year ended December 31, 2021 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries; and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning 99.1% of the common partnership interests of the Partnership ("General Partner Units") as of December 31, 2021. The remaining 0.9% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership.
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
•Changes to U.S. laws, regulations, rules and policies;
•The General Partner's continued qualification as a REIT for U.S. federal income tax purposes;
•Heightened competition for tenants and potential decreases in property occupancy;
•Adverse events concerning our major tenants;
•Potential changes in the financial markets and interest rates;
•Volatility in the General Partner's stock price and trading volume;
•Our continuing ability to raise funds on favorable terms;
•Our ability to successfully identify, acquire, develop and/or manage properties on terms that are favorable to us;
•Potential increases in real estate construction costs including construction cost increases as the result of inflation and supply chain constraints;
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
Company Overview
The General Partner and Partnership collectively specialize in the ownership, management and development of industrial real estate.
The General Partner is a self-administered and self-managed REIT, which began operations upon completion of an initial public offering in February 1986.
The Partnership was formed in October 1993, when the General Partner contributed all of its properties and related assets and liabilities, together with the net proceeds from an offering of additional shares of its common stock, to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest whose operations began in 1972. The General Partner is the sole general partner of the Partnership, owning 99.1% of the Common Units at December 31, 2021. The remaining 0.9% of the Common Units are owned by limited partners. Limited partners have the right to redeem their Limited Partner Units, subject to certain restrictions. Pursuant to the Fifth Amended and Restated Agreement of Limited Partnership, as amended (the "Partnership Agreement"), the General Partner is obligated to redeem the Limited Partner Units in shares of its common stock, unless it determines in its reasonable discretion that the issuance of shares of its common stock could cause it to fail to qualify as a REIT. Each Limited Partner Unit shall be redeemed for one share of the General Partner's common stock, or, in the event that the issuance of shares could cause the General Partner to fail to qualify as a REIT, cash equal to the fair market value of one share of the General Partner's common stock at the time of redemption, in each case, subject to certain adjustments described in the Partnership Agreement. The Limited Partner Units are not required, per the terms of the Partnership Agreement, to be redeemed in registered shares of the General Partner.
At December 31, 2021, we owned or jointly controlled 548 primarily industrial properties which encompassed 162.7 million rentable square feet (including 40 unconsolidated joint venture in-service properties with 12.9 million square feet, 29 consolidated properties under development with 8.5 million square feet and two unconsolidated joint venture properties under development with 1.2 million square feet). Our properties are leased by a diverse base of more than 800 tenants whose businesses include logistics, e-commerce, manufacturing, wholesale trade and retailing. We have one tenant, to whom we both lease a significant amount of space and also provide general contractor and construction management services, from whom we derived greater than 10.0% of our total revenues.
We also owned, including through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), 431 acres of land and controlled an additional 925 acres through purchase options.
Our headquarters and executive offices are located in Indianapolis, Indiana. We additionally have regional offices or significant operations in 18 other geographic or metropolitan areas including Atlanta, Georgia; Chicago, Illinois;

Cincinnati, Ohio; Columbus, Ohio; Dallas, Texas; Houston, Texas; Minneapolis/St. Paul, Minnesota; Nashville, Tennessee; Raleigh, North Carolina; Savannah, Georgia; Seattle, Washington; Washington D.C./Baltimore, Maryland; Central Florida; New Jersey; Northern and Southern California; Pennsylvania and South Florida.
Company Strategies
Our overall strategy is to maximize cash flows from operations, increase our investment in Coastal Tier 1 markets (we define "Coastal Tier 1" markets as Southern California, Northern California, Seattle, Northern New Jersey and South Florida) and to maintain a strong balance sheet.
Operational Strategy
Our operational focus is to drive profitability by maximizing cash from operations and earnings through (i) maintaining property occupancy, increasing rental rates and prioritizing timely collection of monthly rental payments, while also keeping lease-related capital costs contained, by effectively managing our portfolio of existing properties and (ii) providing a broad line of real estate services to our tenants and to third parties.
Asset Strategy
Our strategic objectives include (i) increasing our investment in quality industrial properties through development, with sustainable design features that will meet customer needs; (ii) acquiring properties primarily in Coastal Tier 1 markets, which we believe provide the best potential for future rental growth; and (iii) maintaining an optimal land inventory through selected strategic land acquisitions to support new development activity. We continue to execute our asset strategy through a disciplined approach by identifying development opportunities and identifying select acquisition targets where the asset quality and pricing meet our objectives.
Capital Strategy
Our capital strategy is to maintain a strong balance sheet by actively managing the components of our capital structure in coordination with the execution of our overall operational and asset strategies. We are focused on maintaining our current investment grade ratings from our credit rating agencies. As of December 31, 2021, our senior unsecured notes have been assigned a rating of Baa1 by Moody's Investors Services and BBB+ by Standard & Poor's Ratings Group and we are focused on maintaining such ratings in order to maintain access to liquidity. A securities rating is not a recommendation to buy, sell, or hold securities and is subject to revision or withdrawal at any time by the rating organization.
In support of our capital strategy, we continually evaluate our portfolio and regularly identify and dispose of assets that no longer meet our long-term objectives.
We continue to focus on maintaining a balanced and flexible capital structure which includes: (i) extending and sequencing the maturity dates of our outstanding debt obligations; (ii) borrowing primarily at fixed rates; and (iii) issuing common equity as needed to maintain appropriate leverage parameters or support significant strategic developments or acquisitions. With our successes to date and continued focus on maintaining a strong balance sheet, we expect to be opportunistic in our investment opportunities.

Competitive Conditions
As a fully integrated commercial real estate firm, we provide in-house leasing, management, development and construction services which we believe, coupled with our significant base of commercially zoned and unencumbered land in existing business parks, should give us a competitive advantage as a real estate operator and in future development activities.
We believe that the management of real estate opportunities and risks can be done most effectively at regional or on local levels. As a result, we intend to continue our emphasis on increasing our market share, to the extent it is in markets that align with our asset strategy, and effective rents in the primary markets where we own properties. We believe that this regional focus will allow us to assess market supply and demand for real estate more effectively as well as to capitalize on the strong relationships with our tenant base. In addition, we seek to further capitalize on our many strong relationships with customers that operate on a national level. As a fully integrated real estate company, we are able to arrange for or provide to our tenants not only well located and well maintained facilities, but also the capability for build-to-suit construction, tenant finish construction, and expansion flexibility.
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
Environmental, Social and Corporate Governance ("ESG")
We are focused on promoting our growth in a sustainable way, one that succeeds by delivering long-term value for our stakeholders. As part of our vision to deliver sustainable excellence in logistics real estate, we have a long-standing commitment to sustainable practices in environmental, social and corporate governance initiatives.

Environmental

We continuously look for new and better ways to minimize our environmental impact as well as that of our tenants. We are especially focused on energy consumption, water consumption and greenhouse gas emissions.

On December 17, 2019, we adopted a Sustainable Development Policy intended to increase the operational efficiency of our buildings and promote sustainable design principles. We are committed to integrating innovative, sustainable building design features in alignment with the U.S. Green Building Council® ("USGBC®") Leadership in Energy and Environmental Design (or LEED®), of which we have been a member of since 2008. In April 2021, we achieved acceptance into the USGBC® volume certification program to help streamline our sustainable development process. Specifically, we invest in sustainable practices, such as water usage reduction measures, efficient lighting, high efficient HVAC and renewable energy, construction waste reduction, recycling and user well-being attributes with the goal of positively impacting the experience of our tenants and increasing the value of our assets.

We do not have access to approximately 95% of the utility usage at our properties but, for the utilities in our control, we have been partnering with a third party data management provider to help monitor and manage usage.

Below is a chart showing our information for the applicable sustainability metrics that we monitor and report on in alignment with the Sustainability Accounting Standards Board standard for real estate:

Topic	Accounting Metric	Code	Our Information
Energy Management	Description of how building energy management considerations are integrated into property investment analysis and operational strategy	IF-RE-130a.5	We integrate energy usage reduction measures on all new developments, incorporating LEED certification requirements and applicable aspects of our own sustainability policies/programs. These measures include energy modeling, high efficiency equipment (HVAC and lighting), and climate zone appropriate design factors. We have an ongoing lighting retrofit program, replacing outdated light fixtures with LED fixtures.

Water Management	Description of water management risks and discussion of strategies and practices to mitigate those risks	IF-RE-140a.4
We integrate water reduction measures on all new developments and renovation, incorporating LEED water efficient credit criteria or applicable aspects of our own sustainability policies/programs. These measures include the use of WaterSense® fixtures for all domestic usage, xeriscaping to minimize or eliminate the need for irrigation, and water usage monitoring, where available and appropriate.

Climate Change Adaptation	Area of properties located in 100-year flood zones, by property subsector	IF-RE-450a.1	4.5 million square feet.

In November 2021, in an effort to mitigate and reduce our greenhouse gas emissions, we set a goal to achieve carbon neutrality for our own operations by 2025 and to achieve carbon neutrality in alignment with the Paris Climate Accords by 2040. Carbon emissions from our operations are calculated as scope 1 and 2 emissions, which are direct and indirect emissions such as purchased power to operate our Duke Realty offices. Scope 3 emissions are the largest category and include the emissions created from our upstream and downstream activities including but not limited to tenant utilities from our owned buildings, the development process, waste and company travel. We have a comprehensive strategy to meet our goals by reducing carbon emissions, replacing energy sources with renewable energy and offsetting energy consumption.

We issued two green bonds in 2021 including an issuance of $500.0 million of senior unsecured notes in November 2021 with a stated interest rate of 2.25% due January 15, 2032 and an issuance of $450.0 million of senior unsecured notes in January 2021 with a stated interest rate of 1.75% due February 1, 2031. We now hold three green bonds totaling $1.35 billion. The net proceeds from these offerings will be used to finance future or refinance recently completed “eligible green projects”. These projects may include green buildings, energy efficiency projects, sustainable water and wastewater management systems, renewable energy projects, clean transportation solutions and pollution prevention and control. Green buildings are new development, redevelopment, or acquisitions of buildings, that have or are expected to receive Certified, Silver or Gold LEED certification through a 3rd party review and validation process by USGBC’s Green Building Certification Institute. In 2021, we also added a sustainability metric to our line of credit tied to growing the percentage of our LEED® developed projects.

Social

We are committed to social responsibility by developing and maintaining strong relationships with our associates, customers, business partners, investors as well as the communities in which we operate and invest. We are committed to fair compensation and pay equity, fostering a dynamic and balanced work environment and providing associates with developmental opportunities to perform well and derive satisfaction from their work. We support and encourage our associates to participate in volunteer and community activities by providing each associate with two paid community days per year. We also have charitable contribution programs, such as our dollars for doers program (matching dollars for volunteer hours spent) and our matching gifts program (matching dollars for associates donations to charities). In addition, we partner with various charitable organizations, including the American Red Cross since 2017. Our sustainable development, energy, and resource usage policies help to create a cleaner and healthier environment for the communities we serve. In 2021, we completed a community solar project where we partnered with solar developers to install solar panels on the rooftops of several buildings we own to enable the capture of solar energy for the neighboring community. Through all of these initiatives and others, we endeavor to make a positive impact on the communities in which we conduct business.

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
• 55% of the Independent Directors are female or people of color and the General Partner's compensation and human capital and finance committees are both chaired by females

Board Committees	• The General Partner's board committee members are all Independent Directors

Lead Director	• The Lead Director is independent, serves as the Chairman of the General Partner's corporate governance committee and presides at all meetings of the board at which the Chair is not present, including executive sessions of the independent directors (among other responsibilities)

Board Policies	- General Partner's Bylaws include proxy access
- Board Diversity, Equity and Inclusion Policy
- No Shareholder Rights Plan (Poison Pill)
- Code of Business Ethics applies to all directors and employees of the General Partner, including the Chief Executive Officer and senior financial officers; waivers applied to executive officers require the approval of (i) the General Partner's board of directors or (ii) the General Partner's corporate governance committee
- Orientation program for new directors of the General Partner
- Independence of directors of the General Partner is reviewed annually
- Independent Directors of the General Partner meet at least quarterly in executive sessions
- Independent Directors of the General Partner receive no compensation from the General Partner other than as directors
- Equity-based compensation plans require the approval of the General Partner's shareholders
- Board effectiveness and performance are reviewed annually by the General Partner's corporate governance committee
- Individual director evaluations are performed annually
- The General Partner's corporate governance committee conducts an annual review of the Chief Executive Officer succession plan
- Independent Directors and all board committees of the General Partner may retain outside advisors, as they deem appropriate
- Prohibition on repricing of outstanding stock options of the General Partner
- Directors of the General Partner required to offer resignation upon job change
- Majority voting for election of directors of the General Partner
- Human Rights Policy
- Shareholder Communications Policy

Ownership	Minimum Stock Ownership Guidelines apply to all directors and executive officers of the General Partner
The General Partner's Code of Business Ethics (which applies to all directors and associates of the General Partner, including the Chief Executive Officer and senior financial officers) and the Corporate Governance Guidelines are available in the Investor Relations/Corporate Governance section of the General Partner's website at www.dukerealty.com. A copy of these documents may also be obtained without charge by writing to Duke Realty Corporation, 8711 River Crossing Boulevard, Indianapolis, Indiana 46240, Attention: Investor Relations. If we amend our Code of Business Ethics as it applies to the directors and all executive officers of the General Partner or grant a waiver from any provision of the Code of Business Ethics to any such person, we may, rather than filing a current report on Form 8-K, disclose such amendment or waiver in the Investor Relations/Corporate Governance section of the General Partner's website at www.dukerealty.com.
Since 2020, we implemented a Vendor Code of Conduct that outlines our expectations and standards for how our vendors operate while doing business on our behalf.
Further, we publish an annual Corporate Responsibility Report which formally communicates our commitments and leadership around ESG issues.

Through all of our environmental, social and corporate governance efforts, we demonstrate that operating and developing commercial real estate can be conducted with a conscious regard for the environment and community, while also benefiting our investors, associates, tenants and the communities in which we operate.

Human Capital
We had approximately 340 associates at December 31, 2021 and our average associate tenure was 12.2 years. We are committed to increasing transparency in the diversity of our workforce, so in 2021 we disclosed our 2020 EEO-1 report on our corporate website. The composition of our workforce and upper management at December 31, 2021 were as follows:

	Workforce	Upper Management
Female	46%	24%
Male	54%	76%

People of color	16%	12%
Other	84%	88%

Our compensation and human capital committee, a board committee, reviews associate turnover and diversity, as well as associate development and engagement programs. We also routinely conduct associate engagement surveys and have received numerous awards for being a great place to work. While attracting, developing and retaining our talent, we are dedicated to fair compensation, fostering an inclusive and diverse culture and a dynamic and balanced work environment, which provides associates with opportunities to perform well and derive satisfaction from their work. The compensation structures of many of our senior associates are directly tied to metrics or other objectives that support our corporate strategy.

We require ethical conduct by our associates and all associates are required to complete annual Code of Business Ethics training sessions, and associates and directors must sign off on our Code of Business Ethics every year.

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
The outbreak of COVID-19, a respiratory disease caused by a novel corona virus, has spread globally since being declared a pandemic by the World Health Organization in March 2020. Although vaccines have been developed and are widely distributed in the United States, newer and more contagious variants of COVID-19 have further amplified the impact of the pandemic while significant components of the United States population are resistant to vaccination efforts.

The COVID-19 pandemic has also coincided with labor shortages and increased staffing costs for many companies operating in the United States. COVID-19 related disruptions to the international supply chain, including transportation and distribution delays, longer lead times for construction materials and increased construction costs have resulted in shortages of certain goods and inflationary conditions. These developments, as well as other ramifications of the COVID-19 pandemic may result in prolonged inflationary conditions that could have a detrimental impact on our tenant base, our ability to lease vacant space and our ability to grow through development and acquisition. Future adverse impacts to the economy caused by COVID-19 may also result in market volatility and large swings in global stock prices that may negatively impact our share price. These potential risks could also negatively impact our future ability to access capital, which would negatively impact our liquidity and our ability to execute our strategic plans.

The impacts of the outbreak could, among other things, negatively affect (i) the operation of our properties, (ii) the effectiveness of our strategic decision making, (iii) the operation of an effective cyber security function, (iv) the operation of our key information systems, (v) our ability to make timely filings with the SEC and (vi) our ability to maintain an effective control environment.
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
•Construction costs could increase as the result of inflation and supply chain constraints;

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
A default by one of our largest tenants could have a more significant negative financial impact on our operations. As of December 31, 2021, our 10 largest tenants accounted for 21.3% of our total annualized net rental revenue and the two largest of these tenants accounted for 10.4% of our total annualized net rental revenue. Annualized net rental revenue equals the average annual rental property revenue over the terms of the respective leases excluding operating expenses and additional rent due as operating expense reimbursements. Annualized net rental revenue, for the purpose of this risk factor, also includes leases to our largest tenants in properties owned by unconsolidated joint ventures at their ownership percentage.
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
Our asset strategy may lead to long-term dilution.
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
We are exposed to potential physical risks from possible future changes in climate. We have a significant investment in properties in coastal markets such as Southern California, Northern California and South Florida and have also targeted those markets for future growth. Those coastal markets have historically experienced severe weather events, such as storms and drought, as well as other natural catastrophes such as wildfires and floods. If the frequency of extreme weather and other natural events increases due to climate change, our exposure to these events could increase. We may also be adversely impacted as a real estate owner, manager and developer in the future by stricter energy and water efficiency standards, water access for our buildings or greenhouse gas regulations.
Compliance with new laws or regulations relating to climate change, including compliance with “green” building codes, may require us to make improvements to our existing properties or result in increased operating costs that we may not be able to effectively pass on to our tenants. Any such laws or regulations could also impose substantial costs on our tenants, thereby impacting the financial condition of our tenants and their ability to meet their lease obligations and to lease or re-lease our properties. We cannot give any assurance that other such conditions do not exist or may not arise in the future. The potential impacts of future climate change on our real estate properties could adversely affect our ability to lease, develop or sell such properties.
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

Our systems are vulnerable to damages from any number of sources, including energy blackouts, natural disasters, terrorism, war, telecommunication failures and cyber security attacks, such as computer viruses, computer hacking, acts of vandalism or theft, malware or other malicious codes, ransomware, phishing, employee error or malfeasance, or other unauthorized access. In July 2021 we determined our computer network was affected by a cyber security incident, for which we conducted an investigation that is now closed. This incident did not result in any evidence of data belonging to us being misused and did not result in a material interruption to our business or operations, material costs or other adverse material consequences but any future system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions. Any future significant compromise or breach of our data security, whether external or internal, or misuse of customer, associate, supplier or company data, could result in significant costs, lost sales, fines, lawsuits, and damage to our reputation. Any compromise of our security could also result in a violation of applicable privacy and other laws, unauthorized access to information of ours and others, significant legal and financial exposure, damage to our reputation, loss or misuse of the information and a loss of confidence in our security measures, which could harm our business.

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

Item 2.  Properties
Product Review
As of December 31, 2021, we own interests in 548 primarily industrial properties encompassing 162.7 million net rentable square feet (including 40 unconsolidated joint venture in-service properties with 12.9 million square feet, 29 consolidated properties under development with 8.5 million square feet and two unconsolidated joint venture properties under development with 1.2 million square feet).
Industrial Properties: We own interests in 545 industrial properties encompassing 162.4 million square feet (99.9% of our total square feet). These properties are primarily logistics facilities with clear ceiling heights of 28 feet or more.
Non-reportable: We own interests in three buildings, which are not industrial properties and are not presented within our reportable segments, totaling 211,000 square feet (0.1% of our total square feet).
See Consolidated Financial Statement Schedule III - Real Estate Properties and Accumulated Depreciation for a detailed listing of the Company’s properties and related encumbrances.
Land: We own, including through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), 431 acres of land and control an additional 925 acres through purchase options. All of the land that we directly own is intended to be used for the development of industrial properties and can support over 6.9 million square feet of industrial developments.
Property Descriptions
The following tables represent the geographic highlights of consolidated and unconsolidated joint venture in-service properties in our primary markets.

Consolidated Properties

	Square Feet				Annual Net Effective Rent (1)	Annual Net Effective Rent per Square Foot (2)	Percent of Annual Net Effective Rent
	Industrial	Non-Reportable	Overall	Percent of Overall
Primary Market
Southern California	16,586,113	—	16,586,113	11.8%	$125,697,500	$7.58	15.8%
New Jersey	8,555,906	—	8,555,906	6.1%	90,344,759	10.56	11.4%
South Florida	9,249,136	—	9,249,136	6.6%	68,868,913	8.09	8.7%
Chicago	13,853,198	—	13,853,198	9.9%	64,512,452	4.66	8.1%
Atlanta	13,299,470	—	13,299,470	9.5%	56,346,766	4.25	7.1%
Dallas	11,164,016	—	11,164,016	8.0%	43,939,307	3.94	5.5%
Cincinnati	9,114,047	91,843	9,205,890	6.5%	38,375,871	4.20	4.8%
Savannah	7,329,816	—	7,329,816	5.2%	35,369,045	4.83	4.4%
Indianapolis	9,345,171	—	9,345,171	6.7%	35,217,401	3.77	4.4%
Pennsylvania	5,685,384	—	5,685,384	4.1%	31,994,324	5.63	4.0%
Houston	5,824,310	—	5,824,310	4.2%	29,107,288	5.15	3.7%
Minneapolis-St. Paul	5,143,303	—	5,143,303	3.7%	29,063,212	5.79	3.7%
Central Florida	4,332,233	—	4,332,233	3.1%	24,742,911	5.84	3.1%
Seattle	3,709,836	—	3,709,836	2.6%	23,984,257	7.53	3.0%
Columbus	5,319,877	—	5,319,877	3.8%	20,760,897	3.90	2.6%
Nashville	3,645,266	—	3,645,266	2.6%	20,620,521	6.54	2.6%
Northern California	2,890,235	—	2,890,235	2.1%	19,467,999	7.65	2.4%
Raleigh	2,849,794	—	2,849,794	2.0%	18,722,309	6.57	2.4%
DC-Baltimore	1,918,738	—	1,918,738	1.4%	15,446,846	8.23	1.9%
Other (3)	—	119,030	119,030	0.1%	3,487,188	29.30	0.4%
Total	139,815,849	210,873	140,026,722	100.0%	$796,069,766	$5.79	100.0%
Percent of Overall	99.8%	0.2%	100.0%
Annual Net Effective Rent per Square Foot (2)	$5.77	$22.55	$5.79

Unconsolidated Joint Venture Properties

	Square Feet		Annual Net Effective Rent (1)	Annual Net Effective Rent per Square Foot (2)	Percent of Annual Net Effective Rent
	Industrial	Percent of Overall
Primary Market
Dallas	6,047,818	46.8%	$30,217,889	$5.00	50.9%
Indianapolis	4,056,398	31.4%	14,524,969	3.82	24.5%
DC-Baltimore	1,363,958	10.5%	7,691,934	5.64	12.9%
Chicago	954,720	7.4%	4,822,609	5.05	8.1%
Atlanta	301,200	2.3%	1,263,298	4.19	2.1%
Cincinnati	57,886	0.4%	398,667	6.89	0.7%
Other (3)	152,944	1.2%	472,951	3.09	0.8%
Total	12,934,924	100.0%	$59,392,317	$4.68	100.0%
Percent of Overall	100.0%
Annual Net Effective Rent per Square Foot (2)	$4.68

	Percent Leased
	Consolidated Properties			Unconsolidated Properties
	Industrial	Non-Reportable	Overall	Industrial	Overall
Primary Market
Southern California	100.0%	—	100.0%	—	—
New Jersey	100.0%	—	100.0%	—	—
South Florida	92.1%	—	92.1%	—	—
Chicago	100.0%	—	100.0%	100.0%	100.0%
Atlanta	99.7%	—	99.7%	100.0%	100.0%
Dallas	100.0%	—	100.0%	100.0%	100.0%
Cincinnati	99.4%	85.9%	99.3%	100.0%	100.0%
Savannah	100.0%	—	100.0%	—	—
Indianapolis	100.0%	—	100.0%	93.7%	93.7%
Pennsylvania	100.0%	—	100.0%	—	—
Houston	97.1%	—	97.1%	—	—
Minneapolis-St. Paul	97.7%	—	97.7%	—	—
Central Florida	97.8%	—	97.8%	—	—
Seattle	85.8%	—	85.8%	—	—
Columbus	100.0%	—	100.0%	—	—
Nashville	86.5%	—	86.5%	—	—
Northern California	88.0%	—	88.0%	—	—
Raleigh	100.0%	—	100.0%	—	—
DC-Baltimore	97.8%	—	97.8%	100.0%	100.0%
Other (3)	—	100.0%	100.0%	100.0%	100.0%
Total	98.1%	93.8%	98.1%	98.0%	98.0%
(1)Represents the average annual base rental payments, on a straight-line basis for the term of each lease, from space leased to tenants as of December 31, 2021, excluding amounts paid by tenants as reimbursement for operating expenses. Unconsolidated joint venture properties are shown at 100% of square feet and net effective rents, without regard to our ownership percentage.
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

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders
The General Partner's common stock is listed for trading on the NYSE under the symbol "DRE." There is no established trading market for the Partnership's Common Units. As of February 16, 2022, there were 4,402 record holders of the General Partner's common stock and 73 record holders of the Partnership's Common Units.

Stock Performance Graph
The following line graph compares the change in the General Partner's cumulative total shareholders' return on shares of its common stock to the cumulative total return of the Standard and Poor's 500 Stock Index ("S&P 500") and the FTSE NAREIT Equity REITs Index ("NAREIT Index") from December 31, 2016 to December 31, 2021. The graph assumes an initial investment of $100 in the common stock of the General Partner and each of the indices on December 31, 2016, and the reinvestment of all dividends. The performance graph is not necessarily indicative of future performance.

Indexed to 100
300
275
250
225
200
175
150
125
100
100
100
100
122
109
104
116
106
100
153
146
124
180
171
111
291
233
160
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
NAREIT INDEX
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

Tax Characterization of Dividends
A summary of the tax characterization of the dividends paid per common share of the General Partner for the years ended December 31, 2021, 2020 and 2019 follows:

	2021	2020	2019
Total dividends paid per share	$1.045	$0.96	$0.88
Ordinary income	91.5%	74.6%	80.7%
Capital gains	8.5%	25.4%	19.3%
	100.0%	100.0%	100.0%
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Uses of Liquidity - Dividend and Distribution Requirements", below, for more information on our dividend policy.
Sales of Unregistered Securities
The General Partner did not sell any of its securities during the year ended December 31, 2021 that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
From time to time, we may repurchase our securities under a repurchase program that initially was approved by the General Partner's board of directors and publicly announced in October 2001 (the "Repurchase Program").

During 2021 we did not repurchase any equity securities under the Repurchase Program.

On January 26, 2022 the General Partner's board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $300.0 million of the General Partner's common shares, $750.0 million of the Partnership's debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairperson of the finance committee of the board of directors of planned repurchases within these limits.

Item 6.  Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements included in Item 15. Exhibits and Financial Statement Schedules of this report and the matters described under Item 1A. Risk Factors.
A discussion regarding our financial condition and results of operations for 2021 compared to 2020 is under the Results of Operations section below. Our financial condition for 2019 and results of operations for 2020 compared to 2019 can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by this reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 19, 2021, and is available on the SEC’s website at www.sec.gov and the Investor Relations section of our website at www.dukerealty.com.
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
Nationwide demand for industrial properties continues to be strong in the current economic environment as the COVID-19 pandemic has accelerated both consumer acceptance of e-commerce and the requirements of many retailers to increase inventory levels. Our operational focus is to maintain occupancy at high levels and to focus on rental rate growth. The occupancy of our consolidated industrial portfolio increased to 98.1% at December 31, 2021 as compared to 97.4% at December 31, 2020. Our annualized net effective rents for both renewals and new second generation leases, on a combined basis, executed in 2021 for consolidated properties grew by 34.8% over the previous leases. In the current environment of rising rental rates for industrial properties in most of the markets in which we operate, we believe there is potential for continued future rental rate growth to the extent we are able to renew or backfill expiring leases and maintain high levels of occupancy.

Year in Review
We finished 2021 in strong financial condition and recorded improved year-over-year operating results. Despite the challenges of the COVID-19 variants throughout the year, the United States economy recovered earlier than many economists predicted in 2021, highlighted by vaccine rollouts and business re-openings. As the year progressed, however, inflation in the United States reached the highest levels seen since 1982. The combination of supply chain disruptions induced by COVID-19, government spending and pent-up demand caused by shutdowns led to demand outpacing supply in a number of industries, including logistics real estate. Significant congestion in major ports, most notably the Ports of Los Angeles and Long Beach, and a generalized disruption throughout the nation's logistics network have also contributed to these recent levels of inflation.
These supply chain issues have also impacted our construction and development activities as lead times for materials lengthened significantly and construction prices on materials have increased significantly. In order to adapt to the disruptions in the global supply chain, many companies are attempting to increase inventory levels and accumulate safety stock. We continued to maintain high occupancy levels through 2021 and quickly lease a significant portion of our speculative development projects.

The COVID-19 pandemic's impact on the overall global economy is continuing and the ultimate impact cannot be predicted at this time. Please see Part I, Item 1A, "Risk Factors" for additional information about the potential impacts the pandemic may have on our business and results of operations.
Highlights of our 2021 strategic and operational activities are as follows:
•We generated $1.07 billion of total net cash proceeds from the disposition of 30 consolidated properties and 283 acres of wholly owned undeveloped land during the year ended December 31, 2021. As part of the dispositions, four industrial buildings and two trailer storage lots were contributed to a 20% owned unconsolidated joint venture.
•We acquired eight industrial properties for $447.6 million during the year ended December 31, 2021.
•We acquired 536 acres of land and one container storage lot under long term lease for $700.6 million during the year ended December 31, 2021.
•We started new development projects with expected total costs of $1.39 billion, which included $41.9 million of expected total costs for development projects started within two unconsolidated joint ventures, at our ownership share. The development projects started in 2021 were, in aggregate, 43.2% leased at December 31, 2021.
•We placed 18 newly completed consolidated development projects in service, which totaled 7.7 million square feet with total costs of $957.7 million at December 31, 2021. One fully leased, 517,000 square foot property was sold shortly after completion. The remaining new developments were 88.1% leased at December 31, 2021.
•The estimated cost of our properties under construction at December 31, 2021, including costs for unconsolidated properties shown at our ownership share, totaled $1.42 billion, with $709.1 million of such costs already incurred. The total estimated cost for two unconsolidated joint venture properties under construction at December 31, 2021 was $41.9 million, with $16.0 million of such costs already incurred. The consolidated properties under construction were 47.3% pre-leased, while the unconsolidated joint venture property under construction was 50.3% pre-leased.
•Income from continuing operations before income taxes was $880.2 million and $297.5 million for the twelve months ended December 31, 2021 and 2020, respectively.
•Same-property net operating income, on a cash basis, as defined hereafter under "Supplemental Performance Measures", increased by 5.3% for the twelve months ended December 31, 2021, as compared to the twelve months ended December 31, 2020.

•As the result of leasing up space in speculative developments throughout 2021, the percentage of total square feet leased for our in-service portfolio of consolidated properties increased from 97.4% at December 31, 2020 to 98.1% at December 31, 2021.
•Total leasing activity for our consolidated properties totaled 31.7 million square feet in 2021 compared to 25.5 million square feet in 2020.
•Total leasing activity for our consolidated and unconsolidated joint venture properties in 2021 included 12.6 million and 326,000, respectively, square feet of lease renewals (excludes early renewals and short term renewals), which represented 76.8% and 34.9%, respectively, retention rates on a square foot basis. New second generation and renewal leases, on a combined basis, executed for consolidated properties and unconsolidated joint venture properties during the year resulted in 34.8% and 46.7%, respectively, increases to net effective rents ("net effective rents" is defined hereafter in the "Key Performance Indicators" section) when compared to the previous leases of the same space.
We utilized the capital generated from dispositions during the year to reduce debt and to fund our acquisition and development activities. Highlights of our key financing activities are as follows:

•During 2021, the General Partner issued 8.2 million common shares under its at the market ("ATM") equity program, generating gross proceeds of $408.3 million and, after deducting commissions and other costs, net proceeds of $403.6 million.
•In January 2021, we issued $450.0 million of senior unsecured notes that bear interest at a stated interest rate of 1.75%, have an effective interest rate of 1.83% and mature on February 1, 2031, the proceeds for which were allocated to finance or refinance eligible green projects.
•In June 2021, we redeemed $83.7 million of senior unsecured notes bearing a stated interest rate of 3.88% and with a scheduled maturity in 2022. In connection with the early redemption of these notes, we recognized a loss of $3.9 million consisting of a prepayment premium and the write-off of unamortized deferred financing costs.
•In August 2021, we repaid $250.0 million of senior unsecured notes bearing a stated interest rate of 3.63% and with a scheduled maturity in 2023. In connection with the early redemption of these notes, we recognized a loss of $13.9 million consisting of a prepayment premium and the write-off of unamortized deferred financing costs.
•In November 2021, we issued $500.0 million of senior unsecured notes that bear interest at a stated interest rate of 2.25%, have an effective interest rate of 2.38% and mature on January 15, 2032, the proceeds for which will be allocated to finance or refinance eligible green projects.

Supplemental Performance Measures

The following table shows a reconciliation of net income attributable to common shareholders or common unitholders to the calculation of funds from operations ("FFO") attributable to common shareholders or common unitholders for the years ended December 31, 2021, 2020 and 2019, respectively (in thousands):

	2021	2020	2019
Net income attributable to common shareholders of the General Partner	$852,895	$299,915	$428,972
Add back: Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	8,354	2,663	3,678
Net income attributable to common unitholders of the Partnership	861,249	302,578	432,650
Adjustments:
Depreciation and amortization	362,148	353,013	327,223
Company share of unconsolidated joint venture depreciation and amortization	9,383	9,265	10,083
Partnership share of gains on property sales	(585,685)	(127,811)	(235,098)
Gains on land sales	(12,917)	(10,458)	(7,445)
Income tax expense (benefit) not allocable to FFO	18,549	(5,112)	8,686
Impairment charges	—	5,626	—
Gains on sales of real estate assets - share of unconsolidated joint ventures	(20,106)	(822)	(21,239)
FFO attributable to common unitholders of the Partnership (1)	$632,621	$526,279	$514,860
Additional General Partner Adjustments:
Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	(8,354)	(2,663)	(3,678)
Noncontrolling interest share of adjustments	2,222	(1,979)	(702)
FFO attributable to common shareholders of the General Partner (1)	$626,489	$521,637	$510,480

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
Net income attributable to the common shareholders of the General Partner for the year ended December 31, 2021, was $852.9 million, compared to net income of $299.9 million for the year ended December 31, 2020. Net income attributable to the common unitholders of the Partnership for the year ended December 31, 2021, was $861.2 million, compared to net income of $302.6 million for the year ended December 31, 2020. The increase in net income in 2021 for the General Partner and the Partnership, when compared to 2020, was primarily the result of higher gains on property sales, rental rate growth and increased occupancy.
Nareit FFO attributable to common shareholders of the General Partner totaled $626.5 million for the year ended December 31, 2021, compared to $521.6 million for 2020. Nareit FFO attributable to common unitholders of the Partnership totaled $632.6 million for the year ended December 31, 2021, compared to $526.3 million for 2020. The increase to Nareit FFO from 2020 for the General Partner and the Partnership was primarily driven by improved occupancy, rental rate growth, new developments being placed into service and leased up, and lower loss on debt extinguishment.
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
Note 9 to the consolidated financial statements included in Part IV, Item 15 of this Report shows a calculation of our PNOI for the years ended December 31, 2021, 2020 and 2019 and provides a reconciliation of PNOI for our Rental Operations segments to income from continuing operations before income taxes.
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
We define our "same-property" population once a year at the beginning of the current calendar year and include buildings that were stabilized (the term "stabilized" means properties that have reached 90% leased or that have been in-service for at least one year since development completion or acquisition) as of January 1 of the prior calendar year. The "same-property" pool is also adjusted to remove properties that were sold subsequent to the beginning of the current calendar year. As such, the "same-property" population for the period ended December 31, 2021 includes all properties that we owned or jointly controlled at January 1, 2021, which had both been owned or jointly controlled and had reached stabilization by January 1, 2020, and have not been sold.

A reconciliation of income from continuing operations before income taxes to SPNOI is presented as follows (in thousands, except percentage data):

	Three Months Ended December 31,		Percent	Twelve Months Ended December 31,		Percent
	2021	2020	Change	2021	2020	Change
Income from continuing operations before income taxes	$107,305	$166,418		$880,167	$297,537
Share of SPNOI from unconsolidated joint ventures	5,627	5,582		22,505	21,880
PNOI excluded from the "same-property" population	(30,619)	(13,508)		(95,678)	(31,005)
Earnings from Service Operations	(2,327)	(1,218)		(12,142)	(6,028)
Rental Operations revenues and expenses excluded from PNOI	(11,192)	(26,254)		(66,902)	(85,813)
Non-Segment Items	94,482	24,133		(88,940)	410,541
SPNOI	$163,276	$155,153	5.2%	$639,010	$607,112	5.3%
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

We believe that the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average commencement occupancy and average cash rental rate for the properties included in SPNOI for the respective periods:

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2021	2020	2021	2020
Number of properties	457	457	457	457
Square feet (in thousands) (1)	125,862	125,862	125,862	125,862
Average commencement occupancy percentage (2)	98.5%	98.4%	98.0%	98.1%
Average rental rate - cash basis (3)	$5.16	$4.99	$5.11	$4.93
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
(3) Represents the average annualized contractual rent per square foot for the three and twelve months ended December 31, 2021 and 2020 for tenants in occupancy in properties in the "same-property" population. Cash rent does not include the tenant's obligation to pay property operating expenses and real estate taxes. If a tenant was within a free rent period, its rent would equal zero for purposes of this metric.

Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the metrics that drive the performance of our Rental Operations, which management uses to operate the business, and that we consider to be critical drivers of future revenues.
Occupancy Analysis
Occupancy is an important metric for management and our investors for understanding our financial performance. Our ability to maintain high occupancy rates is among the principal drivers of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of rental properties at December 31, 2021 and 2020, respectively:

	Total Square Feet (in thousands)		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2021	2020	2021	2020	2021	2020	2021	2020
Industrial	139,816	140,511	99.8%	99.9%	98.1%	97.4%	$5.77	$5.30
Non-reportable Rental Operations	211	211	0.2%	0.1%	93.8%	96.8%	$22.55	$22.31
Total Consolidated	140,027	140,722	100.0%	100.0%	98.1%	97.4%	$5.79	$5.32
Unconsolidated Joint Ventures	12,935	11,467			98.0%	98.7%	$4.68	$4.32
Total Including Unconsolidated Joint Ventures	152,962	152,189			98.1%	97.5%

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

The increase in occupancy at December 31, 2021 within our industrial portfolio, when compared to December 31, 2020, primarily resulted from leasing up recently delivered speculative developments while renewing or backfilling existing leases to maintain the occupancy level within our existing base of properties.
Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, from our in-service rental properties for the year ended December 31, 2021 (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2020	3,716	150	3,866
Vacant space in completed developments	1,248	—	1,248
Expirations	6,041	667	6,708
Early lease terminations	197	87	284
Property structural changes/other	(360)	—	(360)
Leasing of previously vacant space	(8,216)	(647)	(8,863)
Vacant square feet at December 31, 2021	2,626	257	2,883

Total Leasing Activity

Our ability to maintain and improve occupancy and net effective rents primarily depends upon our continuing ability to lease vacant space. The volume and quality of our leasing activity is closely scrutinized by management in operation of the business and provides useful information regarding future performance. The initial leasing of development projects or vacant space in acquired properties is referred to as first generation lease activity. The leasing of such space that we have previously held under lease to a tenant is referred to as second generation lease activity. Second generation lease activity may be in the form of renewals of existing leases or new leases of previously leased space. The total leasing activity for our consolidated and unconsolidated industrial rental properties, expressed in square feet of leases signed, is as follows for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
New Leasing Activity - First Generation	7,058	7,917
New Leasing Activity - Second Generation	6,313	4,797
Renewal Leasing Activity	12,581	6,147
Early Renewal Leasing Activity *	2,841	2,671
Short-Term New Leasing Activity **	582	1,889
Short-Term Renewal Leasing Activity **	2,313	2,077
Non-Reportable Rental Operations Leasing Activity	1	36
Total Consolidated Leasing Activity	31,689	25,534
Unconsolidated Joint Venture Leasing Activity	1,823	3,154
Total Including Unconsolidated Joint Venture Leasing Activity	33,512	28,688
* Early renewals represent renewals executed more than two years in advance of a lease's originally scheduled end date.
** Short-term leases represent leases with a term of less than twelve months.
Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing costs, on a per square foot basis, that we are obligated to fulfill under the second generation industrial leases signed for our rental properties, during the years ended December 31, 2021 and 2020:

	Square Feet of Leases (in thousands)		Percent of Expiring Leases Renewed		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot		Leasing Concessions per Square Foot
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Consolidated - New Second Generation	6,313	4,797			5.9	5.4	$2.07	$1.79	$2.59	$2.87	$0.11	$0.05
Unconsolidated Joint Ventures - New Second Generation	577	527			7.1	3.3	$3.78	$1.56	$2.87	$1.12	$0.03	$—
Total - New Second Generation	6,890	5,324			6.0	5.2	$2.21	$1.92	$2.61	$2.73	$0.10	$0.04
Consolidated - Renewal	12,581	6,147	76.8%	65.6%	5.8	4.6	$0.81	$0.99	$1.54	$1.50	$0.20	$0.03
Unconsolidated Joint Ventures - Renewal	326	1,142	34.9%	86.8%	7.4	4.7	$1.64	$0.93	$2.84	$1.53	$—	$—
Total - Renewal	12,907	7,289	74.5%	69.5%	5.8	4.6	$0.84	$0.98	$1.58	$1.50	$0.20	$0.03
Growth in average annual net effective rents for new second generation and renewal leases, on a combined basis, for our consolidated and unconsolidated industrial rental properties, is as follows for the years ended December 31:

	2021	2020
Ownership Type
Consolidated properties	34.8%	28.2%
Unconsolidated joint venture properties	46.7%	33.8%
Lease Expirations
The table below reflects our consolidated in-service portfolio lease expiration schedule at December 31, 2021 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Non-Reportable
Year of Expiration	Square Feet	Annual Rental Revenue*	Number of Leases	Square Feet	Annual Rental Revenue*	Square Feet	Annual Rental Revenue*
2022	9,063	$40,799	99	9,046	$40,607	17	$192
2023	14,968	75,664	147	14,947	75,372	21	292
2024	14,536	78,307	154	14,529	78,225	7	82
2025	15,401	86,168	144	15,399	86,143	2	25
2026	17,193	90,196	142	17,181	90,047	12	149
2027	16,046	84,248	73	16,041	84,191	5	57
2028	11,068	74,015	53	10,949	70,528	119	3,487
2029	9,208	48,671	33	9,208	48,671	—	—
2030	7,411	47,832	34	7,411	47,832	—	—
2031	6,262	47,406	23	6,247	47,229	15	177
2032 and Thereafter	16,244	122,764	46	16,244	122,764	—	—
Total Leased	137,400	$796,070	948	137,202	$791,609	198	$4,461

Total Portfolio Square Feet	140,027			139,816		211
Percent Leased	98.1%			98.1%		93.8%
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

We acquired nine in-service buildings, including one property received through an asset distribution from an unconsolidated joint venture, and one container storage lot under long-term lease during the year ended December 31, 2021 and ten buildings during the year ended December 31, 2020. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields of property acquisitions (in thousands, except percentage data):

	2021 Acquisitions			2020 Acquisitions
Type	Fair Value of Acquired Assets*	In-Place Yield (Mark to Market)**	Percent Leased at Acquisition Date***	Fair Value of Acquired Assets*	In-Place Yield (Mark to Market)**	Percent Leased at Acquisition Date***
Industrial	$609,241	4.4%	100.0%	$424,941	3.5%	80.6%

* Includes fair value of real estate assets and acquired in-place lease intangible assets.
** In-place yields of completed acquisitions are calculated as the current annualized net rental payments from space leased to tenants at the date of acquisition, including the amortization of above or below market leases, less current annualized operating expenses not recovered through tenant reimbursements, divided by the fair value of the acquired real estate assets.
*** Represents percentage of total square feet leased based on executed leases and without regard to whether the leases have commenced, at the date of acquisition, including lease-backs with sellers executed in connection with the acquisition(s).
Building Dispositions

We dispose of properties on a basis that is generally consistent with our strategic plans. Our ability to dispose of properties, from time to time, on favorable terms is a key performance indicator from the perspective of management, as a source of capital to fund future investment. We believe that evaluating our disposition activity is also useful to investors.
We sold 30 consolidated properties including two trailer storage lots during the year ended December 31, 2021 and seven consolidated properties during the year ended December 31, 2020. The following table summarizes the sales prices, in-place yields and percent leased of industrial properties dispositions (in thousands, except percentage data):

	2021 Dispositions			2020 Dispositions
Type	Sales Price	In-Place Yield*	Percent Leased**	Sales Price	In-Place Yield*	Percent Leased**
Industrial	$1,069,120	4.6%	100.0%	$321,800	3.8%	77.5%

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
We had 9.7 million square feet of properties under development with total estimated costs upon completion of $1.42 billion at December 31, 2021 compared to 7.4 million square feet with total estimated costs upon completion of $1.07 billion at December 31, 2020. The square footage includes both consolidated properties and unconsolidated joint venture development activity at 100% while estimated costs include consolidated properties and unconsolidated joint venture development activity at our 50% ownership share.

The following table summarizes our properties under development at December 31, 2021 (in thousands, except percentage data and number of buildings):

Ownership Type	Number of Buildings	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	29	8,538	47.3%	$1,378,289	$693,116	$685,173
Unconsolidated joint venture properties	2	1,157	50.3%	41,911	15,967	25,944
Total	31	9,695	47.7%	$1,420,200	$709,083	$711,117
Results of Operations
A summary of our operating results and property statistics for each of the years in the three-year period ended December 31, 2021, is as follows (in thousands, except number of properties):

	2021	2020	2019
Rental and related revenue from continuing operations	$1,025,663	$929,194	$855,833
General contractor and service fee revenue	80,260	64,004	117,926
Operating income	975,238	417,846	524,761
General Partner
Net income attributable to common shareholders	$852,895	$299,915	$428,972
Partnership
Net income attributable to common unitholders	$861,249	$302,578	$432,650
Number of in-service consolidated properties at end of year	477	480	459
In-service consolidated square footage at end of year	140,027	140,722	135,451
Number of in-service unconsolidated joint venture properties at end of year	40	40	38
In-service unconsolidated joint venture square footage at end of year	12,935	11,467	10,976

Comparison of Year Ended December 31, 2021 to Year Ended December 31, 2020
Rental and Related Revenue

The following table sets forth rental and related revenue from continuing operations (in thousands):

	2021	2020
Rental and related revenue:
Industrial	$1,019,342	$921,612
Non-reportable Rental Operations and non-segment revenues	6,321	7,582
Total rental and related revenue from continuing operations	$1,025,663	$929,194
The primary reasons for the increase in rental and related revenue from continuing operations were:
•We acquired 20 properties and placed 36 developments in service from January 1, 2020 to December 31, 2021, which provided incremental revenues from continuing operations of $94.2 million during the year ended December 31, 2021 as compared to the same period in 2020.
•Rental and related revenue from our "same-property" portfolio increased by $38.0 million during the twelve months ended December 31, 2021, as compared to the same period in 2020. These increased revenues were primarily driven by rental rate growth.
•The sale of 37 in-service properties since January 1, 2020, which did not meet the criteria to be classified within discontinued operations, resulted in a decrease of $36.1 million to rental and related revenue from continuing operations during the year ended December 31, 2021, as compared to the same period in 2020, which partially offset the aforementioned increases to rental and related revenue from continuing operations.
Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes from continuing operations (in thousands):

	2021	2020
Rental expenses:
Industrial	$85,297	$75,345
Non-reportable Rental Operations and non-segment expenses	485	1,294
Total rental expenses from continuing operations	$85,782	$76,639
Real estate taxes:
Industrial	$159,171	$148,252
Non-reportable Rental Operations and non-segment expenses	409	1,043
Total real estate tax expense from continuing operations	$159,580	$149,295

Overall, rental expenses from continuing operations increased by $9.1 million in 2021 compared to 2020. The increase to rental expenses was primarily due to higher snow removal costs compared to the same period in 2020.
Overall, real estate tax expense from continuing operations increased by $10.3 million in 2021 compared to 2020. The increase to real estate tax expenses was mainly due to higher real estate tax assessments in certain of our markets and the result of acquisitions and developments placed in service from January 1, 2020 to December 31, 2021, which have generally been concentrated in markets with higher tax rates and/or assessed values. These increases were partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.
Service Operations
The following table sets forth the components of net earnings from the Service Operations reportable segment for the years ended December 31, 2021 and 2020, respectively (in thousands):

	2021	2020
Service Operations:
General contractor and service fee revenue	$80,260	$64,004
General contractor and other services expenses	(68,118)	(57,976)
Net earnings from Service Operations	$12,142	$6,028

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
Net earnings from service operations increased as the result of higher fee-based third party construction activity during 2021 compared to 2020.
Depreciation and Amortization
Depreciation and amortization expense from continuing operations was $362.1 million and $353.0 million for the years ended December 31, 2021 and 2020, respectively. The increase in depreciation and amortization expense for the year ended December 31, 2021 was primarily the result of continued growth in our portfolio through development and acquisitions placed in service from January 1, 2020 to December 31, 2021, partially offset by the impact of property sales that did not meet the criteria to be classified within discontinued operations.

Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures represents our ownership share of net income from investments in unconsolidated joint ventures that generally own and operate rental properties. Equity in earnings of unconsolidated joint ventures was $32.8 million and $11.9 million for the years ended December 31, 2021 and 2020, respectively. In 2021, we recognized $10.6 million of equity in earnings of unconsolidated joint ventures related to gains on the distribution of joint venture assets to our partner in two unconsolidated joint ventures made in connection with a plan of dissolution (see Note 5 to the consolidated financial statements). We also recognized $10.0 million of equity in earnings related to our share of gains on the sale of properties to unrelated parties by unconsolidated joint ventures during 2021.
There were no property sales by unconsolidated joint ventures during 2020.
Gain on Sale of Properties - Continuing Operations
We sold 30 properties during 2021 that were classified in continuing operations, recognizing total gains on sale of $585.7 million. These properties did not meet the criteria for inclusion in discontinued operations.
We sold seven properties during 2020 that were classified in continuing operations, recognizing total gains on sale of $127.7 million. These properties did not meet the criteria for inclusion in discontinued operations.
Gain on Sale of Land
Gains on sale of land totaled $12.9 million and $10.5 million for the years ended December 31, 2021 and 2020, respectively. We sold 283 acres of undeveloped land in 2021 compared to 157 acres of undeveloped land in 2020.
Impairment Charges
We did not recognize any impairment charges in 2021.
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

General and administrative expenses were $69.6 million and $62.4 million for the years ended December 31, 2021 and 2020, respectively. The following table sets forth the factors that led to the increase in general and administrative expenses from 2020 to 2021 (in millions):

General and administrative expenses - 2020	$62.4
Increase to overall pool of overhead costs	12.4
Decrease in overhead restructuring charges (1)	(1.0)
Impact of increased allocation of costs to leasing and development activities (2)	(2.3)
Increased allocation of costs to Service Operations and Rental Operations (3)	(1.9)
General and administrative expenses - 2021	$69.6

(1) We recognized approximately $3.5 million of overhead restructuring costs, primarily related to reorganizing our construction business during the year ended December 31, 2021, compared to $4.5 million of overhead restructuring charges during the year ended December 31, 2020.

(2) We capitalized $7.9 million and $28.6 million of our total overhead costs to leasing and development, respectively, for consolidated properties during 2021, compared to capitalizing $6.5 million and $28.8 million of such costs, respectively, for 2020. Non-capitalizable leasing costs were $13.3 million and $12.3 million for the years ended December 31, 2021 and 2020 (these costs are presented separately in the line item "Non-Incremental Costs Related to Successful Leases" on the Consolidated Statements of Operations). Combined overhead costs capitalized to leasing and development totaled 25.2% and 26.7% of our overall pool of overhead costs for 2021 and 2020, respectively.

(3) The increase in allocation of costs to Service Operations and Rental Operations resulted from a higher volume of third-party construction projects during 2021.
Interest Expense
Interest expense from continuing operations was $84.8 million and $93.4 million for the years ended December 31, 2021 and 2020, respectively. The decrease in interest expense from continuing operations for the year ended December 31, 2021 was primarily due to lower average interest rates resulting from refinancing unsecured notes and higher capitalization of interest expense, partially offset by increased overall borrowings.
We capitalized $35.0 million and $24.3 million of interest costs during 2021 and 2020, respectively.
Debt Extinguishment
In January 2021, the Partnership assumed and immediately repaid $40.2 million of unsecured debt related to the dissolution of two unconsolidated joint ventures (see Note 5 to the consolidated financial statements).
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
During 2020, the Partnership redeemed $300.0 million of unsecured notes with a stated interest rate of 4.38% and repurchased and canceled $216.3 million of unsecured notes with a stated interest rate of 3.88% pursuant to a tender offer completed by the Partnership. In connection with the redemption and repurchase of these unsecured notes, we recognized a total loss of $32.9 million including the redemption/repayment premium and write-off of the unamortized deferred financing costs.

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

Liquidity and Capital Resources
Overview
We expect to meet our short-term liquidity requirements over the next 12 months, which include payments of dividends and distributions, completion of development projects that are currently under construction and capital expenditures needed to maintain our current real estate assets, through working capital, net cash provided by operating activities and short term borrowings on the Partnership's unsecured line of credit. We had no outstanding borrowings on the Partnership's $1.20 billion unsecured line of credit and had $69.8 million of cash on hand at December 31, 2021.
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
Debt and Equity Securities
Our unsecured line of credit at December 31, 2021 is described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at December 31, 2021
Unsecured Line of Credit – Partnership	$1,200,000	March 31, 2025	$—
In March 2021, the Partnership amended and restated its existing $1.20 billion unsecured line of credit, which was set to mature in January 2022 with two six-month extension options. The amended and restated unsecured line of credit bears interest at one-month LIBOR plus 0.775% with a reduction in borrowing costs if certain sustainability linked metrics are achieved each year. The amended and restated line of credit matures on March 31, 2025 with two six-month extension options to extend until March 31, 2026. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $800.0 million, for a total of up to $2.00 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At December 31, 2021, we were in compliance with all covenants under this line of credit.
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
At December 31, 2021, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities (including guarantees of the Partnership's debt securities by the General Partner). Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of debt, development and future acquisitions and for other general corporate purposes.
In February 2021, the General Partner terminated its previous equity distribution agreement for its previous ATM equity program and entered into a new equity distribution agreement pursuant to which the General Partner may sell from time to time up to an aggregate offering price of $400.0 million of its common stock through sales agents or forward sellers. During the three months ended December 31, 2021, the General Partner issued 1.7 million common shares pursuant to its new ATM equity program, resulting in net proceeds of $94.6 million after paying total compensation of $955,000 to the applicable sales agents. During the year ended December 31, 2021, the General Partner issued 8.0 million common shares under its new ATM equity program, generating net proceeds of $396.0 million after paying total compensation of $4.0 million to the applicable sales agents. In addition, during the year ended December 31, 2021, the General Partner issued 210,000 common shares under its predecessor ATM equity program, resulting in net proceeds of $8.3 million after paying total compensation of $84,000 to the applicable sales agents. These issuances under both ATM programs resulted in net proceeds of $403.6 million during 2021, after deducting the commissions and other fees paid, totaling $626,000. As of December 31, 2021, substantially all of the ATM equity program has been utilized.

In January 2021, the Partnership issued $450.0 million of senior unsecured notes, which bear interest at a stated interest rate of 1.75%, have an effective interest rate of 1.83%, and mature on February 1, 2031, for cash proceeds of $446.6 million.

In November 2021, the Partnership issued $500.0 million of senior unsecured notes, which bear interest at a stated interest rate of 2.25%, have an effective interest rate of 2.38%, and mature on January 15, 2032, for cash proceeds of $494.1 million.
The Partnership has issued debt securities pursuant to certain indentures and related supplemental indentures, which also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants at December 31, 2021.
Sale of Real Estate Assets
We dispose of certain properties in a manner consistent with our strategic plans. Our ability to dispose of such properties on favorable terms is dependent upon a number of factors including the availability of credit to potential buyers to purchase properties at prices that we consider acceptable. Although we believe that we have demonstrated our ability to generate significant liquidity through property dispositions, potential future adverse changes to market and economic conditions could negatively impact our further ability to dispose of properties that no longer meet our long-term objectives.
Sales of buildings and land provided $1.07 billion in net proceeds in 2021, compared to $336.3 million in 2020 and $432.7 million in 2019.
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated joint ventures, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions. During 2021, our share of sale and capital distributions from unconsolidated joint ventures totaled $61.6 million. As part of closings of the contribution of properties to the recently formed 20% owned unconsolidated joint venture, we received $41.1 million for our ownership share of proceeds from third party mortgage loans originated by this joint venture during 2021.
Uses of Liquidity
Our principal uses of liquidity include the following:

•property investment;
•leasing/capital costs;
•dividends and distributions to shareholders and unitholders;
•debt service and maturities;
•opportunistic repurchases of outstanding debt; and
•other contractual obligations.
Property Investment
Our overall strategy is to continue to increase our investment in quality industrial properties, primarily through development, on both a speculative and build-to-suit basis, supplemented with acquisitions in Coastal Tier 1 markets. Pursuant to this strategy, we evaluate development and acquisition opportunities based upon our market outlook, including general economic conditions, supply and long-term growth potential. Our ability to make future property investments is dependent upon identifying suitable acquisition and development opportunities, and our continued access to our longer-term sources of liquidity, including issuances of debt or equity securities as well as generating cash flow by disposing of selected properties.

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
The following table summarizes our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	2021	2020	2019
Second generation tenant improvements	$23,270	$17,126	$12,165
Second generation leasing costs	36,691	23,808	28,467
Building improvements	8,484	4,103	12,505
Total second generation capital expenditures	$68,445	$45,037	$53,137
Development of real estate investments	$661,416	$573,544	$446,801
Other deferred leasing costs	$42,214	$41,607	$32,921
We had consolidated properties under development with an expected total cost of $1.38 billion at December 31, 2021, compared to projects with an expected cost of $1.04 billion and $1.05 billion at December 31, 2020 and 2019, respectively. We had $685.2 million of remaining costs to complete for consolidated properties under development at December 31, 2021.
The capital expenditures in the table above include the capitalization of internal overhead costs. We capitalized $7.9 million, $6.5 million and $6.8 million of overhead costs that are incremental to executing leases, including both first and second generation leases, during the years ended December 31, 2021, 2020 and 2019, respectively. We capitalized $28.6 million, $28.8 million and $24.2 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the years ended December 31, 2021, 2020 and 2019, respectively. Combined overhead costs capitalized to leasing and development totaled 25.2%, 26.7% and 22.8% of our overall pool of overhead costs at December 31, 2021, 2020 and 2019, respectively.
Further discussion of the capitalization of overhead costs can be found herein, in the year-to-year comparison of general and administrative expenses of this Item 7.
In addition to the capitalization of overhead costs, the totals for development of real estate assets in the table above include the capitalization of $35.0 million, $24.3 million and $26.5 million of interest costs during the years ended December 31, 2021, 2020 and 2019, respectively.
Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.

Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Code in order to maintain its REIT status. We paid regular dividends or distributions of $1.045, $0.96 and $0.88 per common share or Common Unit for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Debt Service and Maturities
Debt outstanding at December 31, 2021 had a face value totaling $3.73 billion with a weighted average interest rate of 3.02% and maturities at various dates through 2050. Of this total amount, we had $3.68 billion of unsecured debt, $56.2 million of secured debt and no outstanding borrowings on our unsecured line of credit at December 31, 2021. Scheduled principal amortization, maturities and repayments of unsecured debt, outstanding line of credit balances and assumed joint venture debt totaled $673.4 million for the year ended December 31, 2021.
The following table is a summary of the scheduled future amortization and maturities of our indebtedness at December 31, 2021 (in thousands, except percentage data):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
2022	$4,646	$—	$4,646	5.19%
2023	4,893	—	4,893	5.22%
2024	5,155	300,000	305,155	3.92%
2025	5,102	—	5,102	5.09%
2026	3,238	375,000	378,238	3.38%
2027	1,615	475,000	476,615	3.18%
2028	1,307	500,000	501,307	4.45%
2029	1,359	400,000	401,359	2.88%
2030	1,413	350,000	351,413	1.86%
2031	1,469	450,000	451,469	1.84%
Thereafter	3,261	847,734	850,995	2.74%
	$33,458	$3,697,734	$3,731,192	3.02%
We anticipate generating capital to fund our debt maturities by using undistributed cash generated from our Rental Operations and property dispositions and by raising additional capital from future debt or equity transactions.
On January 14, 2022, we provided notice of redemption to the holders of our $300.0 million of 3.75% unsecured notes, which are scheduled to mature in December 2024. This redemption will be funded with the proceeds of the contribution of third tranche of assets to a 20% owned joint venture which closed in January 2022.
Repayments of Outstanding Debt
To the extent that it supports our overall capital strategy, we may purchase or redeem some of our outstanding unsecured notes prior to their stated maturities.
In January 2021, the Partnership assumed, and immediately repaid $40.2 million of unsecured debt associated with the properties received as a result of the dissolution of two unconsolidated joint ventures.
In June 2021, we redeemed $83.7 million of unsecured notes that were scheduled to mature in October 2022.
In August 2021, we redeemed $250.0 million of unsecured notes that were scheduled to mature in April 2023.

Lease Commitments
As of December 31, 2021, we have total future payment obligations of $223.5 million on our ground leases and $25.5 million on our office leases and other lease arrangements, over their non-cancellable lease periods including applicable lease extension and renewal options when deemed reasonably certain of exercise. No payments on these leases are material in any individual year.
Guarantee Obligations
We are subject to various guarantee obligations in the normal course of business and, in most cases, do not anticipate these obligations to result in significant cash payments. At December 31, 2021, we guaranteed the repayment of a $4.8 million loan associated with one of our unconsolidated joint ventures.
Additionally, as of December 31, 2021, we guaranteed the repayment of $18.5 million of economic development bonds issued by various municipalities in connection with certain commercial developments.
Historical Cash Flows
Cash, cash equivalents and restricted cash were $103.2 million, $67.2 million and $121.4 million at December 31, 2021, 2020, and 2019, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Years Ended December 31,
	2021	2020	2019

Net cash provided by operating activities	$642.4	$566.4	$505.9
Net cash used for investing activities	$(832.4)	$(856.2)	$(555.1)
Net cash provided by financing activities	$225.9	$235.6	$145.1
Operating Activities
Cash flows from operating activities provide the cash necessary to meet our operational requirements and the receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. The increase in net cash provided by operating activities, from 2019 to 2020 and from 2020 to 2021, was driven by increasing occupancy and rental rates within our existing portfolio and increasing our asset base through acquisitions and development, financed through equity or low cost debt issuances.
Investing Activities
Highlights of significant cash sources and uses are as follows (in millions):

	Years Ended December 31,
	2021	2020	2019

Development of real estate investments	$(661.4)	$(573.5)	$(446.8)
Acquisition of buildings, land and other real estate assets	(1,148.2)	(632.1)	(598.4)
Proceeds from sale of land and properties, net	1,068.0	336.3	432.7
Second generation tenant improvements, leasing costs and building improvements	(68.4)	(45.0)	(53.1)
Issuance of mortgage loan	(31.7)	—	—
Purchase deposit for assets to be contributed to an unconsolidated joint venture	13.4	—	—
Proceeds from the repayments of notes receivable from property sales	—	110.0	162.6
Capital distributions from unconsolidated joint ventures	61.6	0.9	26.3
Capital contributions and advances to unconsolidated joint ventures	(22.6)	(6.2)	(34.5)

Financing Activities
Highlights of cash inflows and outflows from equity transactions are as follows (in millions):

	Years Ended December 31,
	2021	2020	2019
Proceeds from issuances of common shares under ATM equity programs	$403.6	$175.0	$263.3
Distributions to common shareholders	(394.5)	(355.3)	(318.7)
Distributions to limited partners	(3.9)	(3.2)	(2.8)
Highlights of cash inflows and outflows from debt transactions are as follows (in millions):

	Years Ended December 31,
	2021	2020	2019
Proceeds from the issuance of debt
Secured debt	$—	$18.4	$—
Senior unsecured debt	940.7	663.1	582.3
	$940.7	$681.5	$582.3
Repurchase of and repayments on debt (including extinguishment costs)
Secured debt	$—	$(9.0)	$(41.7)
Senior unsecured debt	(390.9)	(547.0)	(255.8)
	$(390.9)	$(556.0)	$(297.5)
(Repayments) borrowings on line of credit, net
Unsecured line of credit	$(295.0)	$295.0	$(30.0)

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including interest rates, in the ordinary course of business.

Interest Rate Risk

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

	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Long-Term Debt:
Fixed rate secured debt	$4,346	$4,593	$4,855	$4,702	$3,238	$33,158	$54,892	$59,989
Weighted average interest rate	5.54%	5.55%	5.56%	5.51%	5.27%	4.08%	4.64%
Variable rate secured debt	$300	$300	$300	$400	$—	$—	$1,300	$1,300
Weighted average interest rate	0.12%	0.12%	0.12%	0.12%	N/A	N/A	0.12%
Fixed rate unsecured debt	$—	$—	$300,000	$—	$375,000	$3,000,000	$3,675,000	$3,779,465
Weighted average interest rate	N/A	N/A	3.90%	N/A	3.36%	2.86%	3.00%
On January 14, 2022, we provided notice of redemption to the holders of our $300.0 million of 3.75% unsecured notes, which are scheduled to mature in December 2024.
As the above table incorporates only those exposures that existed at December 31, 2021, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise, our hedging strategies at that time, to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured line of credit, to the extent there are outstanding borrowings, will be affected by fluctuations in the one-month LIBOR indices or applicable replacement rates, changes in our credit rating as well as certain sustainability linked metrics achieved each year. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.
At December 31, 2021, the face value of our unsecured debt was $3.68 billion and we estimated the fair value of that unsecured debt to be $3.78 billion.  At December 31, 2020, the face value of our unsecured debt was $3.06 billion and we estimated the fair value of that unsecured debt to be $3.39 billion.

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
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information
There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2021 for which no Form 8-K was filed.
Our discussion of federal income tax considerations in Exhibit 99.1 attached hereto, which is incorporated herein by reference, supersedes and replaces, in its entirety, (i) the disclosure under the heading “Federal Income Tax Considerations” in the prospectus dated July 25, 2019, which is a part of our Registration Statement on Form S-3 (File No. 333-232816), as amended or supplemented, (ii) the disclosure under the heading “Federal Income Tax Considerations” in the prospectus dated April 30, 2021, which is a part of our Registration Statement on Form S-3 (File No. 333-255633), as amended or supplemented, and (iii) similarly titled sections in the prospectuses contained in our other Registration Statements on Form S-3 (File Nos. 333-128132, 333-108556, 333-70678, 333-59138, 333-51344, 333-39498, 333-35008, 333-85009, 333-82063, 333-66919, 333-50081, 333-26833, 333-24289, and 033-64659), as amended or supplemented. Our updated discussion addresses recent tax law changes.

Item 9C.  Holding Foreign Companies Accountable Act Disclosure

Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The following is a summary of the executive officers of the General Partner:
James B. Connor, age 63.  Mr. Connor was named the General Partner's Chairman and Chief Executive Officer, commencing April 26, 2017, and joined the General Partner's Board of Directors in 2015. Prior to being named Chairman and Chief Executive Officer, Mr. Connor held various senior management positions with the General Partner, including President and Chief Executive Officer from January 1, 2016 to April 25, 2017; Senior Executive Vice President and Chief Operating Officer from 2013 to 2015; Senior Regional Executive Vice President from 2011 to 2013; Executive Vice President of the Midwest Region from 2003 to 2011; and Senior Vice President between 1998 and 2003. Prior to joining the General Partner in 1998, Mr. Connor held numerous executive and brokerage positions with Cushman & Wakefield, most recently serving as Senior Managing Director for the Midwest area. In 2019, Mr. Connor joined the Board of Trustees of EPR Properties, a publicly traded REIT. Mr. Connor also serves on the Board of Trustees of Roosevelt University.
Mark A. Denien, age 54. Mr. Denien was appointed the General Partner's Executive Vice President and Chief Financial Officer on May 17, 2013. Prior to being named Executive Vice President and Chief Financial Officer, Mr. Denien was Senior Vice President and Chief Accounting Officer from 2009 to 2013 and, prior to that, served as Senior Vice President, Corporate Controller. Prior to joining the General Partner in 2005, Mr. Denien spent 16 years with KPMG LLP. Mr. Denien serves as a director of Goodwill Industries of Central Indiana, Inc.

Steven W. Schnur, age 48. Mr. Schnur has served as the General Partner's Executive Vice President and Chief Operating Officer since September 2019. Prior to being named Executive Vice President and Chief Operating Officer, Mr. Schnur served as Senior Regional Executive Vice President from May 2017 until September 2019; Executive Vice President, Central Region from January 2015 until May 2017; Senior Regional, Senior Vice President from August 2014 until January 2015; Senior Vice President, Midwest Region from December 2013 until August 2014; and Senior Vice President, Chicago from October 2004 until December 2013. Mr. Schnur began his career with the General Partner as a Vice President, Leasing in September 2003. Prior to that, Mr. Schnur was Director of Real Estate for Opus North Corporation.
Nicholas C. Anthony, age 56. Mr. Anthony was appointed the General Partner's Executive Vice President and Chief Investment Officer on June 17, 2013. His responsibilities include overseeing the General Partner's acquisition and disposition activity, as well as the overall management of its joint venture business. Prior to being named Executive Vice President and Chief Investment Officer, Mr. Anthony held various senior management positions with the General Partner, including Senior Vice President, Capital Transactions and Joint Ventures from 2010 until 2013. Mr. Anthony began his career with the General Partner in 1989 as a staff accountant.
Ann C. Dee, age 62. Ms. Dee was appointed the General Partner's Executive Vice President, General Counsel and Corporate Secretary on June 17, 2013. Prior to being named Executive Vice President, General Counsel and Corporate Secretary, Ms. Dee held the position of Senior Vice President, General Counsel and Corporate Secretary from January 1, 2013 until June 17, 2013 and the position of Deputy General Counsel and Senior Vice President from June 23, 2008 until January 1, 2013. Ms. Dee joined the General Partner in 1996 as a Corporate Attorney. Prior to joining the General Partner, Ms. Dee serves as a member of the Board of Directors of First Internet Bancorp, a bank holding company in Fishers, Indiana and the Center for Performing Arts in Carmel, Indiana.

All other information required by this item will be included in the General Partner's 2022 proxy statement (the "2022 Proxy Statement") for the General Partner's Annual Meeting of Shareholders to be held on April 14, 2022, and is incorporated herein by reference. In addition, the General Partner's Code of Business Ethics (which applies to each of our associates, officers and directors) and the General Partner's Corporate Governance Guidelines are available in the investor information/corporate governance section of our website at www.dukerealty.com. A copy of these documents may also be obtained without charge by writing to Duke Realty Corporation, 8711 River Crossing Boulevard, Indianapolis, Indiana 46240, Attention: Investor Relations.

Item 11.  Executive Compensation
The information required by Item 11 of this Report will be included in our 2022 Proxy Statement, which information is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 of this Report will be included in our 2022 Proxy Statement, which information is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required to be furnished pursuant to Item 13 of this Report will be included in our 2022 Proxy Statement, which information is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services
KPMG LLP (Indianapolis, Indiana; PCAOB ID#185) is the independent registered public accounting firm for both the General Partner and the Partnership. The information required to be furnished pursuant to Item 14 of this Report will be included in our 2022 Proxy Statement, which information is incorporated herein by this reference.

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
Report of Independent Registered Public Accounting Firm
Duke Realty Limited Partnership:
Management's Report on Internal Control
Report of Independent Registered Public Accounting Firm
Duke Realty Corporation:
Consolidated Balance Sheets, December 31, 2021 and 2020
Consolidated Statements of Operations and Comprehensive Income, Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows, Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Equity, Years Ended December 31, 2021, 2020 and 2019
Duke Realty Limited Partnership:
Consolidated Balance Sheets, December 31, 2021 and 2020
Consolidated Statements of Operations and Comprehensive Income, Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows, Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Equity, Years Ended December 31, 2021, 2020 and 2019
Duke Realty Corporation and Duke Realty Limited Partnership:
Notes to Consolidated Financial Statements

2.    Consolidated Financial Statement Schedules
    Duke Realty Corporation and Duke Realty Limited Partnership:
    Schedule III – Real Estate and Accumulated Depreciation
 3.    Exhibits
The exhibits required to be filed with this Report pursuant to Item 601 of Regulation S-K are listed on pages 115 to 119 of this Report and are incorporated herein by reference.

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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2021 based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on these criteria.
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
Mark A. Denien
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Duke Realty Corporation:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Duke Realty Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III - real estate and accumulated depreciation (collectively, the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of certain values assigned to acquired assets and liabilities in certain asset acquisitions
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company acquired approximately $571 million of real estate assets in 2021. For asset acquisitions, the Company records the purchase price to the tangible and identified intangible assets based on its “as-if vacant” fair value and other valuation techniques.

We identified the assessment of the fair value of land and the below market component of in-place leases in certain asset acquisitions as a critical audit matter. There is a high degree of subjective auditor judgment in determining the fair value of land and market rents used to determine the below market component of in-place leases.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s asset allocation process, including controls to identify and select publicly available comparable land sales and market rents used to estimate the fair value of land and the below market component of in-place leases, respectively. We involved valuation professionals with specialized skills and knowledge, who assisted in comparing:

•the Company’s estimated fair value of land to a range of independently developed estimates based on publicly available and comparable land sales: and
•the market rents used in the Company’s estimated fair value of the below market component of in-place leases to publicly available market data for similar properties.

/s/ KPMG LLP

We have served as the Company’s auditor since 1986.

Indianapolis, Indiana
February 18, 2022

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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2021 based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on these criteria.
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

Report of Independent Registered Public Accounting Firm
To the Unitholders of Duke Realty Limited Partnership and the Board of Directors of Duke Realty Corporation:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Duke Realty Limited Partnership and subsidiaries (the Partnership) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III - real estate and accumulated depreciation (collectively, the consolidated financial statements). We also have audited the Partnership's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of certain values assigned to acquired assets and liabilities in certain asset acquisitions
As discussed in Notes 2 and 5 to the consolidated financial statements, the Partnership acquired approximately $571 million of real estate assets in 2021. For asset acquisitions, the Partnership records the purchase price to the tangible and identified intangible assets based on its “as-if vacant” fair value and other valuation techniques.

We identified the assessment of the fair value of land and the below market component of in-place leases in certain asset acquisitions as a critical audit matter. There is a high degree of subjective auditor judgment in determining the fair value of land and market rents used to determine the below market component of in-place leases.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Partnership’s asset allocation process, including controls to identify and select publicly available comparable land sales and market rents used to estimate the fair value of land and the below market component of in-place leases, respectively. We involved valuation professionals with specialized skills and knowledge, who assisted in comparing:

•the Partnership’s estimated fair value of land to a range of independently developed estimates based on publicly available and comparable land sales: and
•the market rents used in the Partnership’s estimated fair value of the below market component of in-place leases to publicly available market data for similar properties.

/s/ KPMG LLP

We have served as the Partnership’s auditor since 1994.

Indianapolis, Indiana
February 18, 2022

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31,
(in thousands, except per share amounts)

	2021	2020
ASSETS
Real estate investments:
Real estate assets	$9,616,076	$8,745,155
Construction in progress	744,871	695,219
Investments in and advances to unconsolidated joint ventures	168,336	131,898
Undeveloped land	473,317	291,614
	11,002,600	9,863,886
Accumulated depreciation	(1,684,413)	(1,659,308)
Net real estate investments	9,318,187	8,204,578

Real estate investments and other assets held-for-sale	144,651	67,946

Cash and cash equivalents	69,752	6,309
Accounts receivable	13,449	15,204
Straight-line rent receivable	172,225	153,943
Receivables on construction contracts, including retentions	57,258	30,583
Deferred leasing and other costs, net of accumulated amortization of $209,975 and $204,122	337,936	329,765
Restricted cash held in escrow for like-kind exchange	—	47,682
Other escrow deposits and other assets	332,197	255,384
	$10,445,655	$9,111,394
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $304 and $343	$59,418	$64,074
Unsecured debt, net of deferred financing costs of $45,136 and $32,763	3,629,864	3,025,977
Unsecured line of credit	—	295,000
	3,689,282	3,385,051

Liabilities related to real estate investments held-for-sale	6,278	7,740

Construction payables and amounts due subcontractors, including retentions	107,009	62,332
Accrued real estate taxes	77,464	76,501
Accrued interest	20,815	18,363
Other liabilities	339,023	269,806
Tenant security deposits and prepaid rents	66,823	57,153
Total liabilities	4,306,694	3,876,946
Shareholders' equity:
Common shares ($0.01 par value); 600,000 shares authorized; 382,513 and 373,258 shares issued and outstanding, respectively	3,825	3,733
Additional paid-in capital	6,143,147	5,723,326
Accumulated other comprehensive loss	(28,011)	(31,568)
Distributions in excess of net income	(75,210)	(532,519)
Total shareholders' equity	6,043,751	5,162,972
Noncontrolling interests	95,210	71,476
Total equity	6,138,961	5,234,448
	$10,445,655	$9,111,394
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31,
(in thousands, except per share amounts)

	2021	2020	2019
Revenues:
Rental and related revenue	$1,025,663	$929,194	$855,833
General contractor and service fee revenue	80,260	64,004	117,926
	1,105,923	993,198	973,759
Expenses:
Rental expenses	85,782	76,639	75,584
Real estate taxes	159,580	149,295	129,520
General contractor and other services expenses	68,118	57,976	111,566
Depreciation and amortization	362,148	353,013	327,223
	675,628	636,923	643,893
Other operating activities:
Equity in earnings of unconsolidated joint ventures	32,804	11,944	31,406
Gain on sale of properties	585,685	127,700	234,653
Gain on land sales	12,917	10,458	7,445
Other operating expenses	(3,607)	(8,209)	(5,318)
Impairment charges	—	(5,626)	—
Non-incremental costs related to successful leases	(13,302)	(12,292)	(12,402)
General and administrative expenses	(69,554)	(62,404)	(60,889)
	544,943	61,571	194,895
Operating income	975,238	417,846	524,761
Other income (expenses):
Interest and other income, net	4,451	1,721	9,941
Interest expense	(84,843)	(93,442)	(89,756)
Loss on debt extinguishment	(17,901)	(32,900)	(6,320)
Gain on involuntary conversion	3,222	4,312	2,259
Income from continuing operations before income taxes	880,167	297,537	440,885
Income tax (expense) benefit	(18,549)	5,112	(8,686)
Income from continuing operations	861,618	302,649	432,199
Discontinued operations:
Gain on sale of properties	—	111	445
Income from discontinued operations	—	111	445
Net income	861,618	302,760	432,644
Net income attributable to noncontrolling interests	(8,723)	(2,845)	(3,672)
Net income attributable to common shareholders	$852,895	$299,915	$428,972
Basic net income per common share:
Continuing operations attributable to common shareholders	$2.25	$0.81	$1.18
Total	$2.25	$0.81	$1.18
Diluted net income per common share:
Continuing operations attributable to common shareholders	$2.25	$0.80	$1.18
Total	$2.25	$0.80	$1.18
Weighted average number of common shares outstanding	377,673	370,057	362,234
Weighted average number of common shares and potential dilutive securities	383,476	374,156	367,339
Comprehensive income:
Net income	$861,618	$302,760	$432,644
Other comprehensive income (loss):
Unrealized losses on interest rate swap contracts	—	—	(30,893)
Amortization of interest rate swap contracts	3,557	3,468	533
Total other comprehensive income (loss)	3,557	3,468	(30,360)
Comprehensive income	$865,175	$306,228	$402,284
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(in thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income	$861,618	$302,760	$432,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	304,935	297,158	272,422
Amortization of deferred leasing and other costs	57,213	55,855	54,801
Amortization of deferred financing costs	9,735	9,155	6,536
Straight-line rental income and expense, net	(32,081)	(25,865)	(21,197)
Impairment charges	—	5,626	—
Loss on debt extinguishment	17,901	32,900	6,320
Gain on involuntary conversion	(3,222)	(4,312)	(2,259)
Gain on land and property sales	(598,602)	(138,269)	(242,543)
Third-party construction contracts, net	(6,269)	(2,511)	9,254
Other accrued revenues and expenses, net	48,194	29,333	8,476
Equity in earnings (in excess of) less than operating distributions received from unconsolidated joint ventures	(16,996)	4,606	(18,556)
Net cash provided by operating activities	642,426	566,436	505,898
Cash flows from investing activities:
Development of real estate investments	(661,416)	(573,544)	(446,801)
Acquisition of buildings and related intangible assets	(447,584)	(383,672)	(210,224)
Acquisition of land and other real estate assets	(700,632)	(248,413)	(388,202)
Second generation tenant improvements, leasing costs and building improvements	(68,445)	(45,037)	(53,137)
Other deferred leasing costs	(42,214)	(41,607)	(32,921)
Other assets	(19,067)	(4,868)	(10,777)
Proceeds from the repayments of notes receivable from property sales	—	110,000	162,550
Proceeds from land and property sales, net	1,067,967	336,255	432,662
Capital distributions from unconsolidated joint ventures	61,616	876	26,272
Capital contributions and advances to unconsolidated joint ventures	(22,640)	(6,211)	(34,496)
Net cash used for investing activities	(832,415)	(856,221)	(555,074)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	406,576	187,856	272,761
Proceeds from unsecured debt	940,749	663,123	582,284
Payments on unsecured debt	(390,900)	(546,972)	(255,812)
Proceeds from secured debt financings	—	18,400	—
Payments on secured indebtedness including principal amortization	(4,413)	(13,457)	(45,515)
(Repayments) borrowings on line of credit, net	(295,000)	295,000	(30,000)
Distributions to common shareholders	(394,487)	(355,287)	(318,702)
Distributions to noncontrolling interests, net	(4,352)	(3,347)	(2,648)
Tax payments on stock-based compensation awards	(5,132)	(4,360)	(6,825)
Change in book cash overdrafts	(12,453)	1,941	138
Cash settlement of interest rate swaps	—	—	(35,569)
Other financing activities	(357)	163	(10,183)
Deferred financing costs	(14,262)	(7,483)	(4,839)
Redemption of Limited Partner Units	(39)	—	—
Net cash provided by financing activities	225,930	235,577	145,090
Net increase (decrease) in cash, cash equivalents and restricted cash	35,941	(54,208)	95,914
Cash, cash equivalents and restricted cash at beginning of year	67,223	121,431	25,517
Cash, cash equivalents and restricted cash at end of year	$103,164	$67,223	$121,431
Non-cash activities:
Lease liabilities arising from right-of-use assets	$19,822	$20,883	$40,467
Assumption of indebtedness and other liabilities in real estate acquisitions	$128,639	$39,966	$—
Non-cash distribution of assets from unconsolidated joint ventures, net	$11,124	$—	$—
Contribution of properties to unconsolidated joint venture	$74,942	$—	$—
Conversion of Limited Partner Units to common shares	$5,099	$—	$1,624
Issuance of Limited Partner Units for acquisition	$11,603	$—	$—
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(in thousands, except per share data)

	Common Shareholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non- Controlling Interests	Total
Balance at December 31, 2018	$3,589	$5,244,375	$(4,676)	$(585,087)	$55,042	$4,713,243
Net income	—	—	—	428,972	3,672	432,644
Other comprehensive loss	—	—	(30,360)	—	—	(30,360)
Issuance of common shares	83	272,678	—	—	—	272,761
Contributions from noncontrolling interests	—	—	—	—	312	312
Stock-based compensation plan activity	7	6,787	—	(1,175)	7,703	13,322
Conversion of Limited Partner Units	1	1,623	—	—	(1,624)	—
Distributions to common shareholders ($0.88 per share)	—	—	—	(318,702)	—	(318,702)
Distributions to noncontrolling interests	—	—	—	—	(2,960)	(2,960)
Balance at December 31, 2019	$3,680	$5,525,463	$(35,036)	$(475,992)	$62,145	$5,080,260
Net income	—	—	—	299,915	2,845	302,760
Other comprehensive income	—	—	3,468	—	—	3,468
Issuance of common shares	50	187,806	—	—	—	187,856
Contributions from noncontrolling interests	—	—	—	—	200	200
Stock-based compensation plan activity	3	10,057	—	(1,155)	9,833	18,738
Distributions to common shareholders ($0.96 per share)	—	—	—	(355,287)	—	(355,287)
Distributions to noncontrolling interests	—	—	—	—	(3,547)	(3,547)
Balance at December 31, 2020	$3,733	$5,723,326	$(31,568)	$(532,519)	$71,476	$5,234,448
Net income	—	—	—	852,895	8,723	861,618
Other comprehensive income	—	—	3,557	—	—	3,557
Issuance of common shares	82	406,494	—	—	—	406,576
Stock-based compensation plan activity	6	8,274	—	(1,099)	12,895	20,076
Issuance of Limited Partner Units	—	—	—	—	11,564	11,564
Conversion of Limited Partner Units	4	5,095	—	—	(5,099)	—
Redemption of Limited Partner Units	—	(42)	—	—	3	(39)
Distributions to common shareholders ($1.045 per share)	—	—	—	(394,487)	—	(394,487)
Distributions to noncontrolling interests	—	—	—	—	(4,352)	(4,352)
Balance at December 31, 2021	$3,825	$6,143,147	$(28,011)	$(75,210)	$95,210	$6,138,961
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31,
(in thousands)

	2021	2020
ASSETS
Real estate investments:
Real estate assets	$9,616,076	$8,745,155
Construction in progress	744,871	695,219
Investments in and advances to unconsolidated joint ventures	168,336	131,898
Undeveloped land	473,317	291,614
	11,002,600	9,863,886
Accumulated depreciation	(1,684,413)	(1,659,308)
Net real estate investments	9,318,187	8,204,578

Real estate investments and other assets held-for-sale	144,651	67,946

Cash and cash equivalents	69,752	6,309
Accounts receivable	13,449	15,204
Straight-line rent receivable	172,225	153,943
Receivables on construction contracts, including retentions	57,258	30,583
Deferred leasing and other costs, net of accumulated amortization of $209,975 and $204,122	337,936	329,765
Restricted cash held in escrow for like-kind exchange	—	47,682
Other escrow deposits and other assets	332,197	255,384
	$10,445,655	$9,111,394
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $304 and $343	$59,418	$64,074
Unsecured debt, net of deferred financing costs of $45,136 and $32,763	3,629,864	3,025,977
Unsecured line of credit	—	295,000
	3,689,282	3,385,051

Liabilities related to real estate investments held-for-sale	6,278	7,740

Construction payables and amounts due subcontractors, including retentions	107,009	62,332
Accrued real estate taxes	77,464	76,501
Accrued interest	20,815	18,363
Other liabilities	339,023	269,806
Tenant security deposits and prepaid rents	66,823	57,153
Total liabilities	4,306,694	3,876,946
Partners’ equity:
Common equity (382,513 and 373,258 General Partner Units issued and outstanding, respectively)	6,071,762	5,194,540
Limited Partners' common equity (3,663 and 3,326 Limited Partner Units issued and outstanding, respectively)	90,679	66,874
Accumulated other comprehensive loss	(28,011)	(31,568)
Total partners' equity	6,134,430	5,229,846
Noncontrolling interests	4,531	4,602
Total equity	6,138,961	5,234,448
	$10,445,655	$9,111,394

See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31,
(in thousands, except per unit amounts)

	2021	2020	2019
Revenues:
Rental and related revenue	$1,025,663	$929,194	$855,833
General contractor and service fee revenue	80,260	64,004	117,926
	1,105,923	993,198	973,759
Expenses:
Rental expenses	85,782	76,639	75,584
Real estate taxes	159,580	149,295	129,520
General contractor and other services expenses	68,118	57,976	111,566
Depreciation and amortization	362,148	353,013	327,223
	675,628	636,923	643,893
Other operating activities:
Equity in earnings of unconsolidated joint ventures	32,804	11,944	31,406
Gain on sale of properties	585,685	127,700	234,653
Gain on land sales	12,917	10,458	7,445
Other operating expenses	(3,607)	(8,209)	(5,318)
Impairment charges	—	(5,626)	—
Non-incremental costs related to successful leases	(13,302)	(12,292)	(12,402)
General and administrative expenses	(69,554)	(62,404)	(60,889)
	544,943	61,571	194,895
Operating income	975,238	417,846	524,761
Other income (expenses):
Interest and other income, net	4,451	1,721	9,941
Interest expense	(84,843)	(93,442)	(89,756)
Loss on debt extinguishment	(17,901)	(32,900)	(6,320)
Gain on involuntary conversion	3,222	4,312	2,259
Income from continuing operations before income taxes	880,167	297,537	440,885
Income tax (expense) benefit	(18,549)	5,112	(8,686)
Income from continuing operations	861,618	302,649	432,199
Discontinued operations:
Gain on sale of properties	—	111	445
Income from discontinued operations	—	111	445
Net income	861,618	302,760	432,644
Net (income) loss attributable to noncontrolling interests	(369)	(182)	6
Net income attributable to common unitholders	$861,249	$302,578	$432,650
Basic net income per Common Unit:
Continuing operations attributable to common unitholders	$2.25	$0.81	$1.18
Total	$2.25	$0.81	$1.18
Diluted net income per Common Unit:
Continuing operations attributable to common unitholders	$2.25	$0.80	$1.18
Total	$2.25	$0.80	$1.18
Weighted average number of Common Units outstanding	381,381	373,360	365,352
Weighted average number of Common Units and potential dilutive securities	383,476	374,156	367,339
Comprehensive income:
Net income	$861,618	$302,760	$432,644
Other comprehensive income (loss):
Unrealized losses on interest rate swap contracts	—	—	(30,893)
Amortization of interest rate swap contracts	3,557	3,468	533
Total other comprehensive income (loss)	3,557	3,468	(30,360)
Comprehensive income	$865,175	$306,228	$402,284
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(in thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income	$861,618	$302,760	$432,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	304,935	297,158	272,422
Amortization of deferred leasing and other costs	57,213	55,855	54,801
Amortization of deferred financing costs	9,735	9,155	6,536
Straight-line rental income and expense, net	(32,081)	(25,865)	(21,197)
Impairment charges	—	5,626	—
Loss on debt extinguishment	17,901	32,900	6,320
Gain on involuntary conversion	(3,222)	(4,312)	(2,259)
Gain on land and property sales	(598,602)	(138,269)	(242,543)
Third-party construction contracts, net	(6,269)	(2,511)	9,254
Other accrued revenues and expenses, net	48,194	29,333	8,476
Equity in earnings (in excess of) less than operating distributions received from unconsolidated joint ventures	(16,996)	4,606	(18,556)
Net cash provided by operating activities	642,426	566,436	505,898
Cash flows from investing activities:
Development of real estate investments	(661,416)	(573,544)	(446,801)
Acquisition of buildings and related intangible assets	(447,584)	(383,672)	(210,224)
Acquisition of land and other real estate assets	(700,632)	(248,413)	(388,202)
Second generation tenant improvements, leasing costs and building improvements	(68,445)	(45,037)	(53,137)
Other deferred leasing costs	(42,214)	(41,607)	(32,921)
Other assets	(19,067)	(4,868)	(10,777)
Proceeds from the repayments of notes receivable from property sales	—	110,000	162,550
Proceeds from land and property sales, net	1,067,967	336,255	432,662
Capital distributions from unconsolidated joint ventures	61,616	876	26,272
Capital contributions and advances to unconsolidated joint ventures	(22,640)	(6,211)	(34,496)
Net cash used for investing activities	(832,415)	(856,221)	(555,074)
Cash flows from financing activities:
Contributions from the General Partner	406,576	187,856	272,761
Proceeds from unsecured debt	940,749	663,123	582,284
Payments on unsecured debt	(390,900)	(546,972)	(255,812)
Proceeds from secured debt financings	—	18,400	—
Payments on secured indebtedness including principal amortization	(4,413)	(13,457)	(45,515)
(Repayments) borrowings on line of credit, net	(295,000)	295,000	(30,000)
Distributions to common unitholders	(398,399)	(358,484)	(321,469)
(Distributions to) contributions from noncontrolling interests, net	(440)	(150)	119
Tax payments on stock-based compensation awards	(5,132)	(4,360)	(6,825)
Change in book cash overdrafts	(12,453)	1,941	138
Cash settlement of interest rate swaps	—	—	(35,569)
Other financing activities	(357)	163	(10,183)
Deferred financing costs	(14,262)	(7,483)	(4,839)
Redemption of Limited Partner Units	(39)	—	—
Net cash provided by financing activities	225,930	235,577	145,090
Net increase (decrease) in cash, cash equivalents and restricted cash	35,941	(54,208)	95,914
Cash, cash equivalents and restricted cash at beginning of year	67,223	121,431	25,517
Cash, cash equivalents and restricted cash at end of year	$103,164	$67,223	$121,431
Non-cash activities:
Lease liabilities arising from right-of-use assets	$19,822	$20,883	$40,467
Assumption of indebtedness and other liabilities in real estate acquisitions	$128,639	$39,966	$—
Non-cash distribution of assets from unconsolidated joint ventures, net	$11,124	$—	$—
Contribution of properties to unconsolidated joint venture	$74,942	$—	$—
Conversion of Limited Partner Units to common shares of the General Partner	$5,099	$—	$1,624
Issuance of Limited Partner Units for acquisition	$11,603	$—	$—
See accompanying Notes to Consolidated Financial Statements.

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(in thousands, except per unit data)

	Common Unitholders
	General	Limited	Accumulated
	Partner	Partners'	Other	Total
	Common	Common	Comprehensive	Partners'	Noncontrolling	Total
	Equity	Equity	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2018	$4,662,877	$50,585	$(4,676)	$4,708,786	$4,457	$4,713,243
Net income	428,972	3,678	—	432,650	(6)	432,644
Other comprehensive loss	—	—	(30,360)	(30,360)	—	(30,360)
Capital contribution from the General Partner	272,761	—	—	272,761	—	272,761
Stock-based compensation plan activity	5,619	7,703	—	13,322	—	13,322
Contributions from noncontrolling interests	—	—	—	—	312	312
Conversion of Limited Partner Units	1,624	(1,624)	—	—	—	—
Distributions to Partners ($0.88 per Common Unit)	(318,702)	(2,767)	—	(321,469)	—	(321,469)
Distributions to noncontrolling interests	—	—	—	—	(193)	(193)
Balance at December 31, 2019	$5,053,151	$57,575	$(35,036)	$5,075,690	$4,570	$5,080,260
Net income	299,915	2,663	—	302,578	182	302,760
Other comprehensive income	—	—	3,468	3,468	—	3,468
Capital contribution from the General Partner	187,856	—	—	187,856	—	187,856
Stock-based compensation plan activity	8,905	9,833	—	18,738	—	18,738
Contributions from noncontrolling interests	—	—	—	—	200	200
Distributions to Partners ($0.96 per Common Unit)	(355,287)	(3,197)	—	(358,484)	—	(358,484)
Distributions to noncontrolling interests	—	—	—	—	(350)	(350)
Balance at December 31, 2020	$5,194,540	$66,874	$(31,568)	$5,229,846	$4,602	$5,234,448
Net income	852,895	8,354	—	861,249	369	861,618
Other comprehensive income	—	—	3,557	3,557	—	3,557
Capital contribution from the General Partner	406,576	—	—	406,576	—	406,576
Stock-based compensation plan activity	7,181	12,895	—	20,076	—	20,076
Issuance of Limited Partner Units	—	11,564	—	11,564	—	11,564
Conversion of Limited Partner Units	5,099	(5,099)	—	—	—	—
Redemption of Limited Partner Units	(42)	3	—	(39)	—	(39)
Distributions to Partners ($1.045 per Common Unit)	(394,487)	(3,912)	—	(398,399)	—	(398,399)
Distributions to noncontrolling interests	—	—	—	—	(440)	(440)
Balance at December 31, 2021	$6,071,762	$90,679	$(28,011)	$6,134,430	$4,531	$6,138,961
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
The General Partner is the sole general partner of the Partnership, owning approximately 99.1% of the Common Units at December 31, 2021. The remaining 0.9% of the Common Units are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
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
As of December 31, 2021, we owned and operated a portfolio primarily consisting of industrial properties and provided real estate services to third-party owners, customers and joint ventures.
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

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications
Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2021 consolidated financial statement presentation.
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
Cost Capitalization
Direct and certain indirect costs, including interest, clearly associated with the development, construction or expansion of real estate investments are capitalized as a cost of the property. Direct costs include all leasing commissions paid to third parties for new leases or lease renewals. We capitalize a portion of our indirect costs associated with our construction and development efforts. Costs that are incremental to executing a lease are capitalized. In assessing the amount of direct and indirect costs to be capitalized, allocations are made based on estimates of the actual amount of time spent in each activity. We do not capitalize any costs attributable to downtime or to unsuccessful projects.
We capitalize interest and direct and indirect project costs during the period when we commence activities necessary to get the property ready for its intended use, including land entitlement and preconstruction activities, up to the time the property is substantially complete and ready for its intended use. In addition, we capitalize costs, including real estate taxes, insurance and utilities, that have been allocated to vacant space based on the square footage of the portion of the building not held available for immediate occupancy during the extended lease-up periods after construction of the building shell has been completed if costs are being incurred to ready the vacant space for its intended use. If costs and activities incurred to ready the vacant space cease, then cost capitalization is also discontinued until such activities are resumed. Once necessary work has been completed on a vacant space, project costs are no longer capitalized.
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
Asset Acquisitions
Our acquisitions of properties have been accounted for as asset acquisitions as they have not met the definition of a business. Transaction costs related to asset acquisitions are capitalized. To the extent that we gain control of real estate properties that are accounted for as asset acquisitions, as opposed to business combinations, we accumulate the costs of any pre-existing equity interests and consideration paid for additional interest acquired and we do not remeasure our pre-existing equity interest. Generally contingencies arising from an asset acquisition are only recognized when probable.
We allocate the purchase price of asset acquisitions to tangible and identified intangible assets based on their relative fair values, using all pertinent information available at the date of acquisition. Capitalized acquisition costs are also included in the total cost basis of acquired properties that are asset acquisitions. The allocation to tangible assets (buildings, tenant improvements and land) is based upon management's determination of the value of the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon internally determined assumptions that we believe are consistent with current market conditions for similar properties. The most important assumptions in determining the allocation of the purchase price to tangible assets are the exit capitalization rate, estimated market rents and the fair value of the underlying land. The purchase price of real estate assets is also allocated to intangible assets consisting of the above or below market component of in-place leases and the value of in-place leases.
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
When we sell or contribute properties to unconsolidated joint ventures and retain a non-controlling ownership interest in such assets, we recognize the difference between the consideration received and the carrying amount of the asset sold or contributed when its derecognition criteria are met. The equity method investment we retain in such partial sale transactions is noncash consideration and is measured at fair value. As a result, the accounting for a partial sale results in the recognition of a full gain or loss.
When circumstances indicate there may have been a reduction in the value of an equity investment, we evaluate whether the loss in value is other than temporary. If we conclude it is other than temporary, we recognize an impairment charge to reflect the equity investment at fair value.
In July 2021, we entered into a 20%-owned unconsolidated joint venture with CBRE Global Investors ("CBREGI") with plans to contribute three tranches of properties. We contributed two separate tranches of properties to the joint venture during 2021 (see Note 5) while the third tranche was closed in January 2022 (see Note 14). The joint venture financed the acquisition of these properties with a combination of third party first mortgage loans and equity contributions from our partner in this joint venture.
There were no unconsolidated joint ventures, in which we have any recognized assets or liabilities or have retained any economic exposure to loss at December 31, 2021 that met the criteria to be considered VIEs. At December 31, 2021, we guaranteed the repayment of a loan associated with one of our unconsolidated joint ventures. The maximum guarantee exposure for the loan was approximately $4.8 million.
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
Deferred leasing costs and acquired lease-related intangible assets at December 31, 2021 and 2020, excluding amounts classified as held-for-sale, were as follows (in thousands):

	2021	2020
Deferred leasing costs	$376,597	$359,646
Acquired lease-related intangible assets	171,314	174,241
	$547,911	$533,887

Accumulated amortization - deferred leasing costs	$(122,789)	$(120,756)
Accumulated amortization - acquired lease-related intangible assets	(87,186)	(83,366)
Total	$337,936	$329,765
Amounts recorded related to amortization expense for in-place leases for the years ended December 31, 2021, 2020 and 2019 totaled $20.4 million, $19.5 million and $22.0 million, respectively. Charges to rental income related to the amortization of above market lease assets for the years ended December 31, 2021, 2020 and 2019 totaled $367,000, $639,000 and $703,000, respectively.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected future amortization, or charge to rental income, of acquired lease-related intangible assets is summarized in the table below (in thousands):

Year	Amortization Expense	Charge to Rental Income
2022	$18,168	$352
2023	15,271	353
2024	11,986	59
2025	9,789	—
2026	7,574	—
Thereafter	20,576	—
	$83,364	$764
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
Revenue Recognition
Rental and Related Revenue
Rental income from leases to customers is recognized on a straight-line basis. If a lease provides for tenant improvements, we determine whether we or the tenant is the owner of the tenant improvements. When we are the owner of the tenant improvements, any tenant improvements funded by the tenant are treated as lease payments which are deferred and amortized as revenue over the lease term. When the tenant is the owner of the tenant improvements, and we fund such improvements, we record such tenant improvement allowances as lease incentives and amortize as a reduction of revenue over the lease term.
We record lease termination fees when a tenant has executed a definitive termination agreement with us and the payment of the termination fee is not subject to any material conditions that must be met or waived before the fee is due to us.
General Contractor and Service Fee Revenue
General contractor and service fee revenues are comprised primarily of construction and development related revenues earned from third parties while acting in capacity of a developer, as a general contractor or a construction manager. We evaluate the goods and services provided in these construction arrangements to determine whether we are acting as principal or agent and, accordingly, recognize revenue on a gross or net basis based on that evaluation. There are other ancillary streams of revenue included in general contractor and service fee revenues (see Note 9), such as management fees earned from unconsolidated joint ventures in accordance with the terms specific to each arrangement, which are not significant.
Our construction arrangements are typically structured with only one performance obligation, which generally represents an obligation either to construct a new building or to construct fixtures in an existing building, and these single performance obligations are satisfied over time as construction progresses. We recognize revenue as we satisfy such performance obligations using the percentage of completion method, which is an input method. Using this method, profits are recorded based on our estimates of the percentage of completion of individual contracts, commencing when the work performed under the contracts reaches a point where the final costs can be estimated with reasonable accuracy. The percentage of completion estimates are based on a comparison of the contract expenditures incurred to the estimated final costs. We believe the percentage of completion method is a faithful

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

depiction of the transfer of goods and services as changes in job performance and estimated profitability, which result in revisions to costs and income and are recognized in the period in which the revisions are determined, have not historically been significant. We typically receive regular progress payments on the majority of our construction arrangements and such arrangements generally have an original duration of less than one year. As the result of the relatively short duration of our construction arrangements, we apply the optional disclosure exemptions, related to our remaining performance obligations for our in-process construction projects, for which any future variable consideration is not material. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. To the extent that a fixed-price contract is estimated to result in a loss, the loss is recorded immediately.
Opening and closing balances of construction receivables are presented separately on the Consolidated Balance Sheets. Under billed and over billed receivables on construction contracts totaled $45.8 million and $1.9 million, respectively, at December 31, 2021 and $16.6 million and $105,000, respectively, at December 31, 2020. Over billed receivables are included in other liabilities in the Consolidated Balance Sheets. We generally do not have any contract assets associated with our construction arrangements.
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
We recognize gains on sales of properties, including partial sales, of non-financial assets (and in-substance non-financial assets) when the recognition criteria are met. In the typical course of our business, sales of non-financial assets represent only one performance obligation and are recognized when an enforceable contract is in place, collectability is ensured and control is transferred to the buyer.
Leases
As a lessor, our primary business is the development, acquisition, and operation of industrial real estate properties that are held for investment and leased to tenants. We manage residual risk through investing in properties that we believe will appreciate in value over time. We also evaluate the collectability of the cash flows of our leases prior to their execution, and on an ongoing basis, to ensure collectability is probable prior to recognizing lease revenues on an accrual basis.
We only capitalize the incremental costs of signing a lease. Non-incremental costs attributable to successful leases, as presented in the Consolidated Statements of Operations, represent internal costs allocable to successful leasing activities and exclude estimated costs related to downtime and/or unsuccessful deals. These costs primarily consist of compensation and other benefits for internal leasing and legal personnel. These costs are not capitalizable "incremental costs" in the context of the applicable lease accounting rules, but we believe separate presentation on the Consolidated Statements of Operations provides useful information for purposes of comparability with economically similar success-based costs incurred by other organizations that outsource their leasing functions, which are generally capitalizable.
We exclude certain lessor costs, such as real estate taxes and insurance, that are paid directly by lessees to third parties, from rental revenue and the associated rental expense. Lessor costs that are paid by the lessor and reimbursed by the lessee continue to be recorded through rental revenue and the associated rental expense.
The applicable lease accounting rules allow a practical expedient for lessors to not separate rental recovery revenue related to lease-related services from the associated rental revenue related to the lease when certain criteria are met. The lease-related services provided to our tenants include property management, common area maintenance ("CAM") and utilities. We assessed the applicable criteria, concluding that the timing and straight-line pattern of

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transfer to the lessees for rental recovery revenue from our lease-related services and revenue from the underlying leases are the same and that lease classification does not change, and we have consistently applied this practical expedient in all periods presented.
As a lessee, we apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset. This classification determines whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. In the capacity of a lessee, we record a right-of-use ("ROU") asset and a lease liability for all leases with a term of greater than 12 months regardless of classification.
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
The following table reconciles the components of basic and diluted net income per common share or Common Unit (in thousands):

	2021	2020	2019
General Partner
Net income attributable to common shareholders	$852,895	$299,915	$428,972
Less: Dividends on participating securities	(1,356)	(1,447)	(1,487)
Basic net income attributable to common shareholders	851,539	298,468	427,485
Add back dividends on dilutive participating securities	1,356	—	1,487
Noncontrolling interest in earnings of common unitholders	8,354	2,663	3,678
Diluted net income attributable to common shareholders	$861,249	$301,131	$432,650
Weighted average number of common shares outstanding	377,673	370,057	362,234
Weighted average Limited Partner Units outstanding	3,708	3,303	3,118
Other potential dilutive shares	2,095	796	1,987
Weighted average number of common shares and potential dilutive securities	383,476	374,156	367,339

Partnership
Net income attributable to common unitholders	$861,249	$302,578	$432,650
Less: Distributions on participating securities	(1,356)	(1,447)	(1,487)
Basic net income attributable to common unitholders	$859,893	$301,131	$431,163
Add back distributions on dilutive participating securities	1,356	—	1,487
Diluted net income attributable to common unitholders	$861,249	$301,131	$432,650
Weighted average number of Common Units outstanding	381,381	373,360	365,352
Other potential dilutive units	2,095	796	1,987
Weighted average number of Common Units and potential dilutive securities	383,476	374,156	367,339

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the data that is excluded from the computation of net income per common share or Common Unit as a result of being anti-dilutive (in thousands):

	2021	2020	2019
General Partner and Partnership
Other potential dilutive shares or units:
Anti-dilutive outstanding potential shares or units under fixed stock option and other stock-based compensation plans	—	—	—
Anti-dilutive outstanding participating securities	—	1,621	—
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
The following table reconciles the General Partner's net income to taxable income before the dividends paid deduction, and subject to the 90% distribution requirement, for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Net income	$861,618	$302,760	$432,644
Book/tax differences	(467,205)	63,838	(120,421)
Taxable income before the dividends paid deduction	394,413	366,598	312,223
Less: capital gains	(33,652)	(62,165)	(62,513)
Adjusted taxable income subject to the 90% distribution requirement	$360,761	$304,433	$249,710
The General Partner's dividends paid deduction is summarized below (in thousands):

	2021	2020	2019
Cash dividends paid	$394,487	$355,287	$318,702
Cash dividends declared and paid in subsequent year that apply to current year	26,886	22,960	6,521
Cash dividends declared and paid in current year that apply to previous year	(22,960)	(6,521)	(9,286)
Dividends paid deduction	398,413	371,726	315,937
Less: Capital gain distributions	(33,652)	(62,165)	(62,513)
Dividends paid deduction attributable to adjusted taxable income subject to the 90% distribution requirement	$364,761	$309,561	$253,424
Our tax return for the year ended December 31, 2021 has not been filed. The taxability information presented for our dividends paid in 2021 is based upon management’s estimate. Consequently, the taxability of dividends is subject to change. A summary of the designated tax characterization of the dividends paid by the General Partner for the years ended December 31, 2021, 2020 and 2019 is as follows:

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2021	2020	2019
Common Shares
Ordinary income	91.5%	74.6%	80.7%
Capital gains	8.5%	25.4%	19.3%
	100.0%	100.0%	100.0%
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
Cash Paid for Income Taxes
We paid federal, state and local income taxes, net of income tax refunds, of $22.2 million and $7.8 million in 2021 and 2019, respectively. We received income tax refunds, net of federal, state and local income tax payments, of $308,000 in 2020.
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
All revenues related to lease and lease-related services are included in, and comprise substantially all of, the caption "Rental and Related Revenue" on the Consolidated Statements of Operations and Comprehensive Income. The components of Rental and Related Revenue are as follows (in thousands):

	Twelve Months Ended December 31,
	2021	2020	2019
Rental revenue - fixed payments	$764,574	$692,753	$645,759
Rental revenue - variable payments (1)	261,089	236,441	210,074
Rental and related revenue	$1,025,663	$929,194	$855,833
(1) Primarily includes tenant recoveries for real estate taxes, insurance and CAM.
The future minimum rents due to us under non-cancelable operating leases are as follows (in thousands):

Year	December 31, 2021
2022	$784,537
2023	769,715
2024	705,620
2025	630,618
2026	546,431
Thereafter	2,299,185
$5,736,106

Lessee Accounting
As of December 31, 2021, our lease arrangements, where we are the lessee, primarily consisted of office and ground leases. For these lease arrangements, we recognized ROU assets and the corresponding lease liabilities representing the discounted value of future lease payments required. In determining these amounts, we elected an available practical expedient that allows us, as a lessee, to not separate lease and non-lease components. Expenses recognized on these leases for the year ended December 31, 2021 were not material.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our operating leases primarily include all of our office leases and two ground leases. As of December 31, 2021, a $36.8 million ROU asset associated with operating leases was included within Other Escrow Deposits and Other Assets and a corresponding lease liability of $41.4 million was included in Other Liabilities on our Consolidated Balance Sheets. As of December 31, 2020, total ROU assets and liabilities for operating leases were $38.9 million and $42.9 million, respectively. The following table summarizes the future lease payments (in thousands) to be made under non-cancellable operating lease arrangements:

Year	December 31, 2021
2022	$4,617
2023	4,327
2024	3,433
2025	1,759
2026	1,644
Thereafter	81,487
Total undiscounted operating lease payments	$97,267
Less: imputed interest	55,904
Present value of operating lease payments	$41,363

The weighted average remaining lease term for our operating lease arrangements, on a combined basis as of December 31, 2021, was 34.3 years. The weighted average discount rate for our operating lease arrangements as of December 31, 2021 was 4.42%. As the discount rates implied in our operating lease arrangements were not readily determinable, we utilized our current credit ratings and credit yields observed from market traded securities with similar credit ratings to form a reasonable basis to establish secured borrowing rates when determining the present value of future operating lease payments.
Our finance leases include two long term ground leases. As of December 31, 2021, a $37.5 million ROU asset associated with finance leases was included within Other Escrow Deposits and Other Assets and a corresponding $39.2 million lease liability was included within Other Liabilities on our Consolidated Balance Sheets. As of December 31, 2020, total finance lease related ROU assets and liabilities were $19.2 million and $19.4 million, respectively. The future lease payments (in thousands) under our finance leases as of December 31, 2021 for five years and thereafter are as follows:

Year	December 31, 2021
2022	$1,414
2023	1,714
2024	1,731
2025	1,762
2026	1,787
Thereafter	127,532
Total undiscounted finance lease payments	$135,940
Less: imputed interest	96,746
Present value of finance lease payments	$39,194

The ground lease payment obligation for one ground lease is subject to an annual consumer price index increase limited within a minimum 2% and a maximum 3% increase. The contractual obligations for both leases included above assume the minimum annual increase for the remainder of the lease term since we cannot predict future adjustments. The weighted average remaining lease term for our finance lease arrangements, on a combined basis as of December 31, 2021 was 54.2 years. The weighted average discount rate for our finance lease arrangements as of December 31, 2021 was 5.12%. The lessors' implicit rates in the leases were readily determinable when the leases were commenced.

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

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$69,752	$6,309
Restricted cash held in escrow for like-kind exchange	—	47,682
Restricted cash included in other escrow deposits and other assets	33,412	13,232
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$103,164	$67,223

Restricted cash held in escrow for like-kind exchange on the Consolidated Balance Sheets consists of cash received from property dispositions intended to be used for qualifying like-kind exchange transactions.

(5)Acquisitions and Dispositions

Acquisitions and dispositions for the periods presented were completed in accordance with our strategy to reposition our investment concentration among the markets in which we operate and to increase our overall investment concentration in Coastal Tier 1 markets. Transaction costs related to asset acquisitions are capitalized.
Acquisitions
The following table summarizes our real estate acquisition activities for the years ended December 31 (dollars in thousands):

	2021	2020	2019
Buildings:
Number of buildings	8	10	6
Cash paid at time of acquisition	$447,584	$383,672	$210,224
Land and other real estate assets:
Acres of land	536	250	517
Cash paid at time of acquisition (1)	$700,632	$248,413	$388,202
(1) Includes the cash acquisition cost of other real estate investments totaling $163.7 million, $13.1 million and $160.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. See Note 7 for information on other real estate investments.
During 2021, we acquired a container storage lot in Northern New Jersey for a combination of $64.0 million of cash and Limited Partner Units with a fair value of $11.6 million. This income producing acquisition is included as part of land and other real estate assets above and also included in the table below.

The following table summarizes amounts recognized for each major class of assets and liabilities (in thousands) for acquisitions of income producing properties during the years ended December 31:

	2021	2020	2019
Real estate assets	$570,820	$410,481	$205,390
Lease related intangible assets	11,796	14,460	11,716
Total acquired assets	$582,616	$424,941	$217,106
Secured debt	—	25,455	—
Below market lease liabilities	57,441	14,124	—

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 11.0 years, 6.4 years and 6.5 years during 2021, 2020 and 2019, respectively.

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
As the result of this dissolution transaction, we recognized a gain of $10.6 million (included in equity in earnings in the Consolidated Statements of Operations), which was related to the properties distributed to our partner. We did not recognize a gain to remeasure our existing ownership interest in the assets we received in distribution and we recognized such assets at a combined basis of $52.2 million in the Consolidated Balance Sheets (not included in the 2021 Acquisitions table above). We assumed and immediately repaid unsecured debt of the joint ventures totaling $40.2 million.

Fair Value Measurements
We determine the fair value of the individual components of income producing real estate asset acquisitions primarily through calculating the "as-if vacant" value of a building, using an income approach, which relies significantly upon internally determined assumptions. We have determined that these estimates primarily rely on Level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions used in calculating the "as-if vacant" value for acquisition activity during 2021 and 2020, respectively, are as follows:

	2021		2020
	Low	High	Low	High
Exit capitalization rate	3.50%	5.00%	3.98%	5.46%
Annual net rental rate per square foot on acquired buildings	$6.62	$17.16	$5.28	$18.11
Annual net rental rate per acre on acquired ground lease	$182,136	$182,136	$—	$—
The estimate of the portion of the "as-if vacant" value that is allocated to the land underlying the acquired real estate relies on Level 3 inputs and is primarily determined by reference to recent comparable transactions.
Capitalized acquisition costs were insignificant and the fair value of net assets acquired from unrelated parties during the year ended December 31, 2021 was substantially the same as the cost of acquisition.
Dispositions
Dispositions of buildings (see Note 7 for the number of buildings sold in each year) and undeveloped land generated net cash proceeds of $1.07 billion, $336.3 million and $432.7 million in 2021, 2020 and 2019, respectively.
On July 22, 2021, we closed on the sale of 14 wholly-owned buildings and 15 acres of undeveloped land, for net cash proceeds of $286.3 million, which completed our previously announced exit from the St. Louis market. This sale did not represent a strategic shift in operations.
In addition, in July 2021 we entered into a 20%-owned unconsolidated joint venture with plans to contribute three tranches of properties for a total of nine properties. Pursuant to the terms of the joint venture, on July 27, 2021, we contributed to the joint venture the first tranche of three properties, which consisted of two buildings and one trailer storage lot in Chicago and Atlanta, for net cash proceeds of $115.7 million. On September 21, 2021, we contributed

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the second tranche of three properties, which consisted of two buildings and one trailer storage lot in Baltimore, to the joint venture for net cash proceeds of $172.9 million. The joint venture financed the acquisition of these properties with a combination of third party first mortgage loans and equity contributions from our partner. we received $41.1 million for our ownership share of proceeds from such third party first mortgage loans, which was included in capital distributions from unconsolidated joint ventures in the Consolidated Statements of Cash Flows for the year ended December 31, 2021. We closed on the contribution of the third tranche in January 2022 (see Note 14).
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

(6)Investments in Unconsolidated Joint Ventures
Summarized Financial Information
As of December 31, 2021, we had equity interests in nine unconsolidated joint ventures that primarily own and operate rental properties.
Combined summarized financial information for the unconsolidated joint ventures at December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020 and 2019, are as follows (in thousands):

	2021	2020	2019
Rental revenue	$67,142	$57,952	$59,905
Gains on land and property sales - continuing operations	$64,480	$2,076	$24,099
Net income	$85,323	$19,183	$40,134

Equity in earnings of unconsolidated joint ventures	$32,804	$11,944	$31,406

Land, buildings and tenant improvements, net	$625,206	$321,803
Construction in progress	31,745	23,507
Undeveloped land	3,326	23,653
Other assets	106,521	79,842
	$766,798	$448,805

Indebtedness	$286,430	$155,539
Other liabilities	45,580	31,946
	332,010	187,485
Owners' equity	434,788	261,320
	$766,798	$448,805

Investments in and advances to unconsolidated joint ventures (1)	$168,336	$131,898

(1) Differences between the net investment in our unconsolidated joint ventures and our underlying equity in the net assets of the ventures are primarily a result of basis differences associated with the sales of properties to joint ventures in which we retained an ownership interest. These adjustments have resulted in an aggregate difference increasing our investments in unconsolidated joint ventures by $3.8 million and $2.7 million as of December 31, 2021 and 2020, respectively. Differences between historical cost basis and the basis reflected at the joint venture level (other than loans and impairments) are typically depreciated over the life of the related asset.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The scheduled principal payments of long term debt for the unconsolidated joint ventures, at our ratable ownership percentage, for each of the next five years and thereafter as of December 31, 2021 are as follows (in thousands):

Year	Future Repayments
2022	$121
2023	126
2024	2,525
2025	30,885
2026	47,341
Thereafter	—
$80,998
During 2021, a 20% owned joint venture partially financed acquisitions of properties from us with third party mortgage loans and our proportional share of such borrowings was $41.5 million with maturity dates in 2026 (see Note 5). In January 2022, this unconsolidated joint venture financed an additional acquisition of assets from us with $34.0 million, at our proportional share, of third party mortgage loans that mature in 2025 (see Note 14).

(7)Real Estate Assets, Discontinued Operations and Assets Held-for-Sale
Real Estate Assets
Real estate assets, excluding assets held-for-sale, consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Buildings and tenant improvements	$6,007,848	$5,812,004
Land and improvements	3,435,591	2,883,674
Other real estate investments (1)	172,637	49,477
Real estate assets	$9,616,076	$8,745,155

(1) Includes underutilized in-fill sites, which may have had buildings/structures on site when we acquired them, that are either (i) under lease to a third party and, after the lease ends, are expected to be redeveloped or will require significant capital expenditures before re-leasing; or (ii) industrial/logistics properties that we intend to re-lease after significant retrofitting and/or environmental remediation is completed. The leases on these assets are usually short term in nature.
Allocation of Noncontrolling Interests - General Partner
The following table illustrates the General Partner's share of the income attributable to common shareholders from continuing operations and discontinued operations, reduced by the allocation of income between continuing and discontinued operations to noncontrolling interests, for the years ended December 31, 2021, 2020 and 2019, respectively (in thousands):

	2021	2020	2019
Income from continuing operations attributable to common shareholders	$852,895	$299,805	$428,531
Income from discontinued operations attributable to common shareholders	—	110	441
Net income attributable to common shareholders	$852,895	$299,915	$428,972
Allocation of Noncontrolling Interests - Partnership
Substantially all of the income from discontinued operations for all periods presented in the Partnership's Consolidated Statements of Operations and Comprehensive Income is attributable to the common unitholders.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets Sold or Held-for-Sale
The following table illustrates the number of sold or held-for-sale properties:

	Held-for-Sale at December 31, 2021	Sold in 2021	Sold in 2020	Sold in 2019	Total
Properties sold or classified as held-for-sale	3	30	7	28	68

These held-for-sale properties were wholly-owned and leased by our largest tenant, which was the third tranche of assets to be contributed to a 20% owned unconsolidated joint venture (see Note 5). The contribution was closed in January 2022 (see Note 14).

At December 31, 2021, three in-service properties were classified as held-for-sale, but did not meet the criteria to be classified within discontinued operations. The following table illustrates aggregate balance sheet information for properties held-for-sale (in thousands):

	Held-for-Sale Properties Included in Continuing Operations
	December 31, 2021	December 31, 2020
Land and improvements	$67,818	$27,954
Buildings and tenant improvements	102,867	44,800
Accumulated depreciation	(36,785)	(5,976)
Deferred leasing and other costs, net	5,392	936
Other assets	5,359	232
Total assets held-for-sale	$144,651	$67,946

Accrued expenses	$43	$660
Other liabilities	6,235	7,080
Total liabilities held-for-sale	$6,278	$7,740

(8)Indebtedness
All debt is issued directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee some of the unsecured debt of the Partnership.
Indebtedness at December 31, 2021 and 2020 consists of the following (in thousands):

	Maturity Date	Weighted Average Interest Rate	Weighted Average Interest Rate
		2021	2020	2021	2020
Fixed rate secured debt	2025 to 2035	4.51%	4.56%	$58,422	$62,817
Variable rate secured debt	2025	0.12%	0.08%	1,300	1,600
Unsecured debt	2024 to 2050	3.00%	3.35%	3,675,000	3,058,740
Unsecured line of credit	2026	—%	1.03%	—	295,000
				$3,734,722	$3,418,157
Less: Deferred financing costs				45,440	33,106
Total indebtedness as reported on consolidated balance sheets				$3,689,282	$3,385,051

Secured Debt
At December 31, 2021, our secured debt was collateralized by rental properties with a carrying value of $158.9 million and by a letter of credit in the amount of $1.3 million.
The fair value of our fixed rate secured debt at December 31, 2021 was $60.0 million. Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated market rates for all of our current fixed rate secured debt are between 2.40% and 2.90%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon Level 3 inputs.
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
Unsecured Debt
At December 31, 2021, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 95.00% to 125.00% of face value.
The indentures (and related supplemental indentures) governing our outstanding series of unsecured notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such financial covenants at December 31, 2021.
We took the following actions during 2021 and 2020 as they pertain to our unsecured indebtedness:
•In November 2021, the Partnership issued $500.0 million of senior unsecured notes that bear a stated interest rate of 2.25%, have an effective interest rate of 2.38% and mature on January 15, 2032. Proceeds from this unsecured notes offering will be allocated to finance or refinance eligible green projects.
•In August 2021, we redeemed $250.0 million of 3.63% senior unsecured notes due April 2023. We recognized a loss of $13.9 million in connection with the redemption of these notes including the prepayment premium and write-off of unamortized deferred financing costs.
•In June 2021, we redeemed $83.7 million of 3.88% senior unsecured notes due October 2022. In connection with the early repayment of these notes, we recognized a loss of $3.9 million, including the prepayment premium and the write-off of unamortized deferred financing costs.
•In January 2021, the Partnership issued $450.0 million of senior unsecured notes that bear a stated interest rate of 1.75%, have an effective interest rate of 1.83%, and mature on February 1, 2031. Proceeds from the unsecured notes offering were allocated to finance or refinance eligible green projects. In addition, in January 2021, the Partnership assumed and immediately repaid $40.2 million of unsecured debt related to the assets received as part of the dissolution of unconsolidated joint ventures (see Note 5).
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
Unsecured Line of Credit
Our unsecured line of credit at December 31, 2021 is described as follows (in thousands):

			Outstanding Balance at
Description	Borrowing Capacity	Maturity Date	December 31, 2021
Unsecured Line of Credit – Partnership	$1,200,000	March 31, 2025	$—
In March 2021, the Partnership amended and restated its existing $1.20 billion unsecured line of credit, which was set to mature in January 2022 with with options to extend until January 30, 2023. The amended and restated line of credit bears interest at one-month LIBOR plus 0.775% with a reduction in borrowing costs if certain sustainability linked metrics are achieved each year. In addition, the amended and restated line of credit matures on March 31, 2025 with options to extend until March 31, 2026. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $800.0 million, for a total of up to $2.00 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions. The line of credit also allows automatic transition to an alternative rate of interest in the event that the one-month LIBOR ceases to publish and needs to be replaced. As a result of amending and restating the unsecured line of credit, we incurred $6.2 million of deferred financing costs through December 31, 2021.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At December 31, 2021, we were in compliance with all financial covenants under this line of credit.
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

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Fair Value
As all of our fair value debt disclosures relied primarily on Level 3 inputs, the following table summarizes the book value and changes in the fair value of our debt for the year ended December 31, 2021 (in thousands):

	Book Value at 12/31/2020	Book Value at 12/31/2021	Fair Value at 12/31/2020	Issuances and Assumptions	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 12/31/2021
Fixed rate secured debt	$62,817	$58,422	$65,848	$—	$(4,113)	$(1,746)	$59,989
Variable rate secured debt	1,600	1,300	1,600	—	(300)	—	1,300
Unsecured debt	3,058,740	3,675,000	3,387,913	990,226	(373,966)	(224,708)	3,779,465
Unsecured line of credit	295,000	—	295,000	—	(295,000)	—	—
Total	$3,418,157	$3,734,722	$3,750,361	$990,226	$(673,379)	$(226,454)	$3,840,754
Less: Deferred financing costs	33,106	45,440
Total indebtedness as reported on the consolidated balance sheets	$3,385,051	$3,689,282
Scheduled Maturities and Interest Paid
At December 31, 2021, the scheduled amortization and maturities of all indebtedness, excluding fair value adjustment, for the next five years and thereafter were as follows (in thousands):

Year	Amount
2022	$4,646
2023	4,893
2024	305,155
2025	5,102
2026	378,238
Thereafter	3,033,158
$3,731,192
The amount of interest paid in 2021, 2020 and 2019 was $107.9 million, $104.6 million and $111.8 million, respectively. The amount of interest capitalized in 2021, 2020 and 2019 was $35.0 million, $24.3 million and $26.5 million, respectively.

(9)Segment Reporting
Reportable Segments
As of December 31, 2021, we had two reportable operating segments, the first consisting of the ownership and rental of industrial real estate investments. We continue to increase our investments in quality industrial properties largely based on anticipated geographic trends in supply and demand for industrial buildings, as well as the real estate needs of our major tenants that operate on a national level. We treat our industrial properties as a single operating and reportable segment based on our method of internal reporting. Properties not included in this reportable segment, because they are not industrial properties and do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are generally referred to as non-reportable Rental Operations. Our non-reportable Rental Operations primarily include our remaining office properties and medical office property at December 31, 2021. The operations of our industrial properties, as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations."
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
Revenues by Reportable Segment
The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues, for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Revenues
Rental Operations:
Industrial	$1,019,342	$921,612	$848,806
Non-reportable Rental Operations	5,506	5,995	5,794
Service Operations	80,260	64,004	117,926
Total segment revenues	1,105,108	991,611	972,526
Other revenue	815	1,587	1,233
Consolidated revenue	$1,105,923	$993,198	$973,759
Major Customer
The table below shows the revenues from a major customer from each of our reportable segments (in thousands):

	Twelve Months Ended December 31,
	2021	2020	2019
Revenues
Rental Operations - Industrial	$91,495	$92,986	$63,805
Service Operations	30,315	32,771	45,177
We generated more than 10% of our total revenues from this customer for the year ended December 31, 2021. Revenues from Rental Operations related to leasing properties to this customer. Revenues from Service Operations for this customer pertained primarily to general contractor and fee based construction management services.
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

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We evaluate the performance of our Service Operations reportable segment using net income or loss, as allocated to that segment ("Earnings from Service Operations").The following table shows a reconciliation of our segment-level measures of profitability to consolidated income from continuing operations before income taxes, for the years ended December 31, 2021, 2020 and 2019 (in thousands and excluding discontinued operations):

	2021	2020	2019
PNOI
Industrial	$706,956	$611,217	$550,399
Non-reportable Rental Operations	5,227	5,020	3,811
PNOI, excluding all sold properties	712,183	616,237	554,210
PNOI from sold properties included in continuing operations	24,834	49,574	63,911
PNOI, continuing operations	737,017	665,811	618,121

Earnings from Service Operations	12,142	6,028	6,360

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	32,081	25,865	21,197
Revenues related to lease buyouts	323	2,863	1,611
Amortization of lease concessions and above and below market rents	12,368	8,984	7,802
Intercompany rents and other adjusting items	(2,704)	(1,473)	1,012
Non-Segment Items:
Equity in earnings of unconsolidated joint ventures	32,804	11,944	31,406
Interest expense	(84,843)	(93,442)	(89,756)
Depreciation and amortization expense	(362,148)	(353,013)	(327,223)
Gain on sale of properties	585,685	127,700	234,653
Impairment charges	—	(5,626)	—
Interest and other income, net	4,451	1,721	9,941
General and administrative expenses	(69,554)	(62,404)	(60,889)
Gain on land sales	12,917	10,458	7,445
Other operating expenses	(3,607)	(8,209)	(5,318)
Loss on extinguishment of debt	(17,901)	(32,900)	(6,320)
Gain on involuntary conversion	3,222	4,312	2,259
Non-incremental costs related to successful leases	(13,302)	(12,292)	(12,402)
Other non-segment revenues and expenses, net	1,216	1,210	986
Income from continuing operations before income taxes	$880,167	$297,537	$440,885
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
Assets by Reportable Segment
 The assets for each of the reportable segments at December 31, 2021 and 2020 were as follows (in thousands):

	December 31, 2021	December 31, 2020
Assets
Rental Operations:
Industrial	$9,887,635	$8,709,960
Non-reportable Rental Operations	33,702	35,292
Service Operations	182,979	160,194
Total segment assets	10,104,316	8,905,446
Non-segment assets	341,339	205,948
Consolidated assets	$10,445,655	$9,111,394

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to revenues and PNOI, we also review our second generation capital expenditures in measuring the performance of our individual Rental Operations segments. We review these expenditures to determine the costs associated with re-leasing vacant space and maintaining the condition of our properties. Our second generation capital expenditures are included within "second generation tenant improvements, leasing costs and building improvements" in our consolidated statements of Cash Flows and are primarily attributable to the industrial segment for the years ended December 31, 2021, 2020 and 2019.

(10)Employee Benefit Plans
We maintain a 401(k) plan for our eligible employees. We make matching contributions of 50% of the employee salary deferral contributions up to 6% of eligible compensation and may also make annual discretionary contributions. A discretionary contribution was declared at the end of 2021, 2020 and 2019. The total expense recognized for this plan was $2.6 million, $2.2 million and $2.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Effective January 1, 2022, we have increased the matching contribution of 50% of employee salary deferral contributions to up to 10% of employees' eligible compensation.

(11)Shareholders' Equity of the General Partner and Partners' Capital of the Partnership
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
In February 2021, the General Partner terminated its previous equity distribution agreement for the ATM equity program and entered into a new equity distribution agreement pursuant to which the General Partner may sell from time to time up to an aggregate offering price of $400.0 million of its common stock through sales agents or forward sellers. No forward sales were executed in 2021 and substantially all of the capacity of this ATM program was utilized as of December 31, 2021.
During 2021, the General Partner issued 8.2 million common shares pursuant to its ATM equity programs, generating gross proceeds of $408.3 million and, after deducting commissions and other costs, net proceeds of $403.6 million. The proceeds from these offerings were contributed to the Partnership and used to fund development activities.
During 2020, the General Partner issued 4.6 million common shares pursuant to its ATM equity programs, generating gross proceeds of $177.1 million and, after deducting commissions and other costs, net proceeds of $175.0 million. The proceeds from these offerings were contributed to the Partnership and used to fund development activities.
During 2019, the General Partner issued 8.0 million common shares pursuant to its ATM equity program, generating gross proceeds of approximately $266.3 million and, after deducting commissions and other costs, net proceeds of approximately $263.3 million. The proceeds from these offerings were contributed to the Partnership and used to fund development activities.
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

(12)Stock Based Compensation
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
RSUs granted to employees from 2015 to 2021 vest ratably in most cases over a three-year period and are payable in shares of our common stock with a new share of such common stock issued upon each RSU's vesting. RSUs granted to existing non-employee directors vest 100% over one year and have contractual lives of one year.
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
The following table summarizes transactions for our unvested RSUs, excluding dividend equivalents, for 2021:

Restricted Stock Units	Number of RSUs	Weighted Average Grant-Date Fair Value
December 31, 2020	678,803	$32.98
Granted in 2021	322,227	$42.15
Vested in 2021	(368,428)	$31.66
Forfeited in 2021	(41,760)	$37.47
December 31, 2021	590,842	$38.49
Compensation cost recognized for RSUs totaled $12.5 million, $12.1 million and $11.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, there was $6.3 million of total unrecognized compensation expense related to nonvested RSUs granted under the Plan, which is expected to be recognized over a weighted average period of 1.7 years.
The total intrinsic value (which is equal to the value of a share of the General Partner's common stock on the date of vesting) of RSUs vested during the years ended December 31, 2021, 2020 and 2019 was $11.7 million, $15.4 million and $17.7 million, respectively.
The weighted average grant-date fair value of RSUs granted during 2020 and 2019 was $37.28 and $29.98, respectively.
The weighted average grant-date fair value of nonvested RSUs as of December 31, 2019 was $27.73.

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
Details on the unvested amounts of these annual grants by performance period are as follows:

Performance-Based Awards	Unvested Awards Outstanding	Unvested Weighted Average Grant Date Fair Value
Unvested awards at December 31, 2020	207,712	$33.58
Above target performance adjustment	105,416	$29.98
Vested in 2021	(210,832)	$29.98
Granted in 2021	97,527	$42.07
Unvested awards at December 31, 2021	199,823	$39.62

A summary of vested performance-based awards that are denominated in LTIP units is as follows:

Vested LTIP Awards Outstanding
Vested Awards at December 31, 2020	322,569
Vested in 2021	148,518
Completed holding period in 2021	(142,324)
Vested Awards at December 31, 2021	328,763
Compensation cost recognized for these performance-based awards totaled $8.5 million, $7.8 million and $6.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, there was $760,000 of total unrecognized compensation expense related to nonvested performance-based awards, which is expected to be recognized over a weighted average period of 1.5 years.
The weighted average grant-date fair value, per instrument, for these performance-based awards granted during 2020 and 2019 was $37.29 and $29.98.
The weighted average grant-date fair value of these nonvested performance-based awards as of December 31, 2019 was $27.50.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)Commitments and Contingencies
Legal
We are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions is not expected to materially affect our consolidated financial statements or results of operations.
Environmental
We generally perform environmental site assessments at properties we are considering acquiring. The properties, particularly land parcels, we acquire may have been subject to adverse environmental conditions as a result of previous owners’ operations, which require remediation prior to development of land by the applicable environmental laws or regulations.
At the time of acquisition, we establish a liability for the costs associated with environmental remediation when such obligation has been incurred and can be reasonably estimated. Subsequently we adjust the liability as appropriate when additional information becomes available. We record such environmental liabilities in other liabilities on the Consolidated Balance Sheets. We purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. As of December 31, 2021, we are not aware of any environmental liabilities that would have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
Off-Balance Sheet Liabilities
The Partnership has guaranteed the repayment of $18.5 million of economic development bonds issued by various municipalities in connection with certain commercial developments. We may be required to make payments under our guarantees to the extent that incremental taxes from specified developments are not sufficient to pay the bond debt service. Management does not believe that it is probable that we will be required to make any significant payments in satisfaction of these guarantees.
The Partnership also has guaranteed the repayment of a loan associated with one of our unconsolidated joint ventures. At December 31, 2021, the maximum guarantee exposure for the loan was approximately $4.8 million.

(14)Subsequent Events
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on January 26, 2022:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common	$0.28	February 16, 2022	February 28, 2022
Property Dispositions
In January 2022, we contributed three buildings to an unconsolidated joint venture. The joint venture financed the acquisition of these properties with a combination of third party first mortgage loans and equity contributions from our partner and we received approximately $289.7 million of net cash proceeds, including our share of the proceeds from the joint venture's first mortgage loans.

Debt Extinguishment
On January 14, 2022, we provided notice of redemption to the holders of our $300.0 million of 3.75% unsecured notes, which are scheduled to mature in December 2024. This redemption occurred on February 13, 2022 and resulted in a loss on debt extinguishment of approximately $22.0 million, which is comprised of the prepayment premium and the write-off of unamortized deferred financing costs.

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2021 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2021
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Atlanta, Georgia
Airport Distribution 3781	Industrial	—	4,064	11,383	320	4,064	11,703	15,767	3,683	2002	2014

Aurora, Illinois
Meridian Business 880	Industrial	—	963	4,625	1,467	963	6,092	7,055	3,376	2000	2000
4220 Meridian Parkway	Industrial	—	970	3,512	102	970	3,614	4,584	1,544	2004	2004
Butterfield 2805	Industrial	—	9,185	10,795	5,847	9,272	16,555	25,827	11,623	2008	2008
Butterfield 4000	Industrial	—	3,132	12,639	70	3,132	12,709	15,841	3,870	2016	2016
Butterfield 2850	Industrial	—	11,317	18,305	130	11,317	18,435	29,752	6,561	2016	2016
Butterfield 4200	Industrial	—	5,777	13,108	68	5,967	12,986	18,953	3,493	2016	2016

Austell, Georgia
Hartman Business 7545	Industrial	—	2,640	21,471	20	2,640	21,491	24,131	8,725	2008	2012
240 The Bluffs	Industrial	—	6,138	15,447	3,086	6,138	18,533	24,671	2,314	2018	2018

Avenel, New Jersey
Paddock 1	Industrial	—	20,861	15,408	91	20,861	15,499	36,360	1,644	2020	2020

Baltimore, Maryland
Chesapeake Commerce 5901	Industrial	—	3,345	1,355	3,855	3,365	5,190	8,555	3,834	2008	2008
Chesapeake Commerce 5003	Industrial	—	6,488	7,087	5,767	6,546	12,796	19,342	6,739	2008	2008
Chesapeake Commerce 1500	Industrial	—	8,289	10,109	108	8,333	10,173	18,506	4,326	2016	2016
Chesapeake Commerce 5900	Industrial	—	5,567	6,100	876	5,567	6,976	12,543	2,373	2017	2017
Chesapeake Commerce 6000	Industrial	—	2,418	10,369	362	2,418	10,731	13,149	835	2020	2020

Batavia, Ohio
S Afton Industrial Park 3001	Industrial	—	5,729	20,717	—	5,729	20,717	26,446	2,881	2019	2019

Bloomingdale, Georgia
Morgan Business Center 400	Industrial	—	18,385	44,455	539	18,385	44,994	63,379	9,004	2017	2017

Bolingbrook, Illinois
250 East Old Chicago Road	Industrial	—	1,229	4,038	253	1,229	4,291	5,520	1,723	2005	2005
Crossroads 2	Industrial	—	1,134	5,434	1,407	1,134	6,841	7,975	2,375	1998	2010
Crossroads 375	Industrial	—	1,064	4,371	497	1,064	4,868	5,932	1,848	2000	2010
Crossroads Parkway 370	Industrial	—	2,409	4,236	912	2,409	5,148	7,557	2,383	1989	2011
Crossroads Parkway 605	Industrial	—	3,656	7,587	3,550	3,656	11,137	14,793	3,970	1998	2011
Crossroads Parkway 335	Industrial	—	2,574	8,342	1,032	2,574	9,374	11,948	3,533	1997	2012

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2021 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2021
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Boynton Beach, Florida
Gateway Center 1103	Industrial	—	3,701	5,300	1,712	3,702	7,011	10,713	2,920	2002	2010
Gateway Center 3602	Industrial	—	1,738	4,584	265	1,739	4,848	6,587	1,789	2002	2010
Gateway Center 3402	Industrial	—	2,063	3,218	471	2,064	3,688	5,752	1,485	2002	2010
Gateway Center 2055	Industrial	—	1,560	2,583	175	1,560	2,758	4,318	1,036	2000	2010
Gateway Center 2045	Industrial	—	1,073	1,541	835	1,073	2,376	3,449	922	2000	2010
Gateway Center 2035	Industrial	—	1,073	1,304	699	1,073	2,003	3,076	772	2000	2010
Gateway Center 2025	Industrial	—	1,560	2,658	145	1,560	2,803	4,363	1,048	2000	2010
Gateway Center 1926	Industrial	—	4,143	9,900	1,458	4,144	11,357	15,501	4,653	2004	2010

Braselton, Georgia
Braselton Business 920	Industrial	—	1,365	7,713	4,921	1,529	12,470	13,999	7,001	2001	2001
625 Braselton Pkwy	Industrial	—	4,355	21,010	5,726	5,417	25,674	31,091	11,360	2006	2005
1350 Braselton Parkway	Industrial	—	8,227	8,856	2,158	8,227	11,014	19,241	8,839	2008	2008

Brentwood, Tennessee
Brentwood South Business 7104	Industrial	—	1,065	4,410	2,084	1,065	6,494	7,559	3,469	1987	1999
Brentwood South Business 7106	Industrial	—	1,065	1,844	1,974	1,065	3,818	4,883	2,100	1987	1999
Brentwood South Business 7108	Industrial	—	848	3,233	1,392	848	4,625	5,473	2,650	1989	1999

Brooklyn Park, Minnesota
7300 Northland Drive	Industrial	—	700	5,289	862	703	6,148	6,851	3,398	1999	1998
Crosstown North 9201	Industrial	—	835	4,433	1,501	1,121	5,648	6,769	3,168	1998	1999
Crosstown North 8400	Industrial	—	2,079	4,926	3,044	2,233	7,816	10,049	4,003	1999	1999
Crosstown North 9100	Industrial	—	1,079	3,743	999	1,166	4,655	5,821	2,591	2000	2000
Crosstown North 9200	Industrial	—	1,222	2,674	2,690	1,256	5,330	6,586	2,262	2005	2005
Crosstown North 7601	Industrial	—	2,998	7,472	885	2,998	8,357	11,355	3,366	2005	2005

Buena Park, California
6280 Artesia Boulevard	Industrial	—	28,582	5,010	871	28,582	5,881	34,463	1,253	2005	2017

Carol Stream, Illinois
Carol Stream 815	Industrial	—	3,037	11,210	1,849	3,037	13,059	16,096	6,008	2004	2003
Carol Stream 640	Industrial	—	876	3,200	495	876	3,695	4,571	1,534	1999	2010
Carol Stream 370	Industrial	—	1,319	5,960	1,053	1,332	7,000	8,332	2,561	2002	2010
250 Kehoe Boulevard	Industrial	—	1,715	7,552	136	1,715	7,688	9,403	2,843	2008	2011
Carol Stream 720	Industrial	—	3,362	17,759	1,020	4,083	18,058	22,141	6,592	1999	2011

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2021 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2021
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Carson, California
20915 S Wilmington Ave	Industrial	—	24,350	7,934	545	24,350	8,479	32,829	346	1996	2020

Carteret, New Jersey
900 Federal Blvd.	Industrial	—	2,088	24,712	36	2,088	24,748	26,836	4,503	2017	2017

Chino, California
13799 Monte Vista	Industrial	—	14,046	8,236	2,252	14,046	10,488	24,534	6,983	2013	2013

Cincinnati, Ohio
Kenwood Commons 8230	Office	663	638	35	2,460	638	2,495	3,133	769	1986	1993
Kenwood Commons 8280	Office	637	638	275	2,059	638	2,334	2,972	1,241	1986	1993
World Park 5389	Industrial	—	963	5,550	1,464	963	7,014	7,977	2,616	1994	2010
World Park 5232	Industrial	—	1,078	5,074	818	1,077	5,893	6,970	2,139	1997	2010
World Park 5399	Industrial	—	739	5,251	896	740	6,146	6,886	2,605	1998	2010
World Park 5265	Industrial	—	2,118	11,569	4,480	2,118	16,049	18,167	5,889	2015	2010

City of Industry, California
825 Ajax Ave	Industrial	—	38,930	27,627	8,133	38,930	35,760	74,690	6,546	2017	2017
14508 Nelson Ave	Industrial	—	26,162	25,210	950	26,162	26,160	52,322	1,147	2010	2020

College Park, Georgia
2929 Roosevelt Highway	Industrial	—	9,419	17,205	65	9,419	17,270	26,689	1,696	2020	2020

College Station, Texas
Baylor College Station MOB	Medical Office	—	5,551	33,770	5,293	5,551	39,063	44,614	17,731	2013	2013

Columbus, Ohio
RGLP Intermodal North 9224	Industrial	—	1,550	19,873	985	1,550	20,858	22,408	4,100	2016	2016
RGLP Intermodal S 9799	Industrial	—	13,065	44,159	239	13,065	44,398	57,463	6,695	2018	2018

Coppell, Texas
Freeport X	Industrial	—	2,145	12,784	3,624	2,145	16,408	18,553	7,325	2004	2004
Point West 400	Industrial	—	10,181	12,803	9,041	10,475	21,550	32,025	14,092	2008	2008
Point West 240	Industrial	—	6,785	11,700	6,299	7,519	17,265	24,784	10,965	2008	2008
Point West 120	Industrial	—	3,267	8,695	147	3,267	8,842	12,109	4,058	2015	2015

Corona, California
1283 Sherborn Street	Industrial	—	7,231	13,575	428	7,231	14,003	21,234	4,690	2005	2011

Cranbury, New Jersey
311 Half Acre Road	Industrial	—	6,600	14,106	317	6,600	14,423	21,023	4,886	2004	2013
315 Half Acre Road	Industrial	—	14,100	29,188	6,998	14,100	36,186	50,286	10,481	2004	2013

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2021 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2021
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Cypress, California
6450 Katella Ave	Industrial	—	85,984	2,517	—	85,984	2,517	88,501	204	2021	2021

Davenport, Florida
Park 27 Distribution 210	Industrial	—	1,143	5,052	600	1,198	5,597	6,795	2,698	2003	2003
Park 27 Distribution 220	Industrial	—	4,374	5,066	5,850	4,502	10,788	15,290	6,664	2007	2007

Davie, Florida
Westport Business Park 2555	Industrial	—	1,040	951	69	1,040	1,020	2,060	366	1991	2011
Westport Business Park 2501	Industrial	—	943	629	239	943	868	1,811	401	1991	2011
Westport Business Park 2525	Industrial	—	2,048	5,774	1,472	2,048	7,246	9,294	2,725	1991	2011

Deer Park, Texas
801 Seaco Court	Industrial	—	2,331	4,673	627	2,331	5,300	7,631	2,240	2006	2012

Des Moines, Washington
21202 24th Ave South	Industrial	—	18,720	36,496	43	18,720	36,539	55,259	4,946	2018	2018
21402 24th Ave South	Industrial	—	18,970	31,048	1,176	18,970	32,224	51,194	4,140	2018	2018

Duluth, Georgia
Sugarloaf 2775	Industrial	—	560	4,298	1,185	560	5,483	6,043	2,989	1997	1999
Sugarloaf 3079	Industrial	—	776	4,536	3,482	776	8,018	8,794	4,260	1998	1999
Sugarloaf 2855	Industrial	—	765	2,618	1,906	765	4,524	5,289	2,301	1999	1999
Sugarloaf 6655	Industrial	—	1,651	6,804	879	1,651	7,683	9,334	3,591	1998	2001
2625 Pinemeadow Court	Industrial	—	732	3,096	889	732	3,985	4,717	1,389	1994	2010
2660 Pinemeadow Court	Industrial	—	459	1,670	118	459	1,788	2,247	699	1996	2010
2450 Satellite Boulevard	Industrial	—	473	1,730	414	473	2,144	2,617	886	1994	2010

DuPont, Washington
2700 Center Drive	Industrial	—	34,413	37,943	520	34,582	38,294	72,876	16,473	2013	2013
2800 Center Drive	Industrial	—	21,025	48,060	1,794	21,025	49,854	70,879	2,420	2020	2020
2900 Center Drive	Industrial	—	34,692	71,066	34	34,692	71,100	105,792	3,872	2020	2020
2980 Center Drive	Industrial	—	15,956	17,527	(63)	15,956	17,464	33,420	861	1996	2020
Center Drive trailer lot	Grounds	—	3,252	—	1	3,253	—	3,253	80	n/a	2020

Durham, North Carolina
Centerpoint Raleigh 1805	Industrial	—	3,574	10,339	5,260	3,574	15,599	19,173	6,791	2000	2011
Centerpoint Raleigh 1757	Industrial	—	2,607	8,722	125	2,607	8,847	11,454	2,990	2007	2011

Eagan, Minnesota
Apollo 920	Industrial	—	866	3,234	2,036	895	5,241	6,136	3,178	1997	1997
Apollo 940	Industrial	—	474	2,092	784	474	2,876	3,350	1,624	2000	2000
Apollo 950	Industrial	—	1,432	5,988	127	1,432	6,115	7,547	3,333	2000	2000
2015 Silver Bell Road	Industrial	—	1,740	4,180	2,997	1,740	7,177	8,917	4,135	1999	1999

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2021 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2021
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Trapp 1279	Industrial	—	671	3,441	1,054	691	4,475	5,166	2,494	1996	1998
Trapp 1245	Industrial	—	1,250	5,424	1,784	1,250	7,208	8,458	4,048	1998	1998

East Point, Georgia
Camp Creek 2400	Industrial	—	296	627	2,267	300	2,890	3,190	1,517	1988	2001
Camp Creek 2600	Industrial	—	364	824	1,702	368	2,522	2,890	1,416	1990	2001
Camp Creek 3201	Industrial	—	1,937	7,426	2,901	1,937	10,327	12,264	4,610	2004	2004
Camp Creek 3900	Industrial	—	287	2,919	2,191	286	5,111	5,397	2,487	2005	2005
Camp Creek 3909	Industrial	—	2,403	1,309	18,177	3,583	18,306	21,889	6,660	2014	2006
Camp Creek 3000	Industrial	—	1,163	1,020	1,450	1,258	2,375	3,633	1,942	2007	2007
Camp Creek 4800	Industrial	—	2,476	3,906	2,380	2,740	6,022	8,762	3,944	2008	2008
Camp Creek 4100	Industrial	—	3,130	9,115	553	3,327	9,471	12,798	4,292	2013	2013
Camp Creek 3700	Industrial	—	1,878	3,016	100	1,883	3,111	4,994	1,526	2014	2014
Camp Creek 4909	Industrial	—	7,807	14,321	3,826	7,851	18,103	25,954	6,534	2016	2016
Camp Creek 3707	Industrial	—	7,282	20,538	3	7,282	20,541	27,823	7,128	2017	2017
Camp Creek 4505	Industrial	—	4,505	9,697	3,708	4,505	13,405	17,910	2,991	2017	2017
Camp Creek 4900	Industrial	—	3,244	7,758	778	3,244	8,536	11,780	1,359	2019	2019
Camp Creek 4850	Industrial	—	5,428	7,169	197	5,428	7,366	12,794	911	2020	2020
1000 Logistics Way	Industrial	—	10,599	41,030	—	10,599	41,030	51,629	1,709	2021	2021
Camp Creek 6200	Industrial	—	5,609	15,301	—	5,609	15,301	20,910	177	2021	2021
2000 Centre Court	Industrial	—	3,938	10,297	—	3,938	10,297	14,235	43	2021	2021

East Rutherford, New Jersey
66-96 East Union Avenue		—	18,043	3,954	—	18,043	3,954	21,997	186	1969	2021

Easton, Pennsylvania
33 Logistics Park 1610	Industrial	—	24,752	55,500	1,982	24,896	57,338	82,234	19,386	2016	2016
33 Logistics Park 1611	Industrial	—	17,979	20,882	1,970	17,979	22,852	40,831	8,385	2017	2017
33 Logistics Park 1620	Industrial	—	29,786	33,023	1,352	29,791	34,370	64,161	7,449	2018	2018

Elk Grove Village, Illinois
1717 Busse Road	Industrial	—	3,602	18,065	494	3,602	18,559	22,161	6,631	2004	2011
901 Chase Avenue	Industrial	—	10,405	8,961	39	10,405	9,000	19,405	1,101	2020	2020

Ellenwood, Georgia
2529 Old Anvil Block	Industrial	—	4,664	9,265	446	4,664	9,711	14,375	4,133	2014	2014

Fairfield, Ohio
Union Centre Industrial 6019	Industrial	—	5,635	6,576	2,534	5,635	9,110	14,745	6,111	2008	2008
Union Centre Industrial 5855	Industrial	—	3,009	15,387	2,063	3,009	17,450	20,459	4,745	2016	2016
Fairfield Logistics Ctr 7940	Industrial	—	4,679	8,237	2,180	4,689	10,407	15,096	1,889	2018	2018

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2021 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2021
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Flower Mound, Texas
Lakeside Ranch 550	Industrial	—	4,619	19,299	488	4,619	19,787	24,406	6,730	2007	2011
Lakeside Ranch 1001	Industrial	—	5,662	23,061	2,317	5,662	25,378	31,040	3,724	2019	2019
Lakeside Ranch 350	Industrial	—	3,665	10,105	4,312	3,665	14,417	18,082	1,452	2019	2019

Fontana, California
14970 Jurupa Ave	Grounds	—	17,306	—	—	17,306	—	17,306	1,158	n/a	2016
7953 Cherry Ave	Industrial	—	6,704	12,521	824	6,704	13,345	20,049	3,305	2017	2017
9988 Redwood Ave	Industrial	—	7,755	16,326	695	7,755	17,021	24,776	4,692	2016	2017
11250 Poplar Ave	Industrial	—	18,138	33,586	—	18,138	33,586	51,724	8,206	2016	2017
16171 Santa Ana Ave	Industrial	—	13,681	13,331	112	13,681	13,443	27,124	2,377	2018	2018

Fort Lauderdale, Florida
Interstate 95 2200	Industrial	—	9,332	13,401	2,123	9,332	15,524	24,856	3,319	2017	2017
Interstate 95 2100	Industrial	—	10,948	18,681	—	10,948	18,681	29,629	3,513	2017	2017

Fort Worth, Texas
Riverpark 3300	Industrial	—	1,673	10,633	856	1,674	11,488	13,162	5,016	2007	2011

Franklin, Tennessee
Aspen Grove Business 277	Industrial	—	936	2,919	3,954	936	6,873	7,809	3,852	1996	1999
Aspen Grove Business 320	Industrial	—	1,151	5,824	1,628	1,151	7,452	8,603	4,065	1996	1999
Aspen Grove Business 305	Industrial	—	970	4,677	1,300	970	5,977	6,947	3,245	1998	1999
Aspen Grove Business 400	Industrial	—	492	1,677	1,218	492	2,895	3,387	1,298	2002	2002
Brentwood South Business 119	Industrial	—	569	1,063	1,625	569	2,688	3,257	1,485	1990	1999
Brentwood South Business 121	Industrial	—	445	1,563	614	445	2,177	2,622	1,124	1990	1999
Brentwood South Business 123	Industrial	—	489	962	1,347	489	2,309	2,798	1,391	1990	1999

Franklin Park, Illinois
11501 West Irving Park Road	Industrial	—	3,900	2,702	1,835	3,900	4,537	8,437	2,321	2007	2007

Fremont, California
48401 Fremont Blvd		—	33,621	19,407	—	33,621	19,407	53,028	708	2021	2021

Fullerton, California
500 Burning Tree Rd	Industrial	—	7,336	4,435	42	7,336	4,477	11,813	1,269	1991	2018
700 Burning Tree Rd	Industrial	—	5,001	4,915	—	5,001	4,915	9,916	869	1991	2018

Garner, North Carolina
Greenfield North 600	Industrial	—	519	2,448	536	520	2,983	3,503	1,224	2006	2011

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2021 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2021
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Greenfield North 700	Industrial	—	407	2,054	295	408	2,348	2,756	919	2007	2011
Greenfield North 800	Industrial	—	381	5,772	858	383	6,628	7,011	2,232	2004	2011
Greenfield North 900	Industrial	—	367	5,792	1,764	370	7,553	7,923	2,746	2007	2011
Greenfield North 1000	Industrial	—	1,897	6,026	96	1,979	6,040	8,019	2,323	2016	2016
Greenfield North 1001	Industrial	—	2,517	5,494	2,523	2,610	7,924	10,534	2,462	2017	2017
N. Greenfield Pkwy	Grounds	—	189	222	10	189	232	421	259	n/a	2015
Greenfield North 1100	Industrial	—	1,870	5,623	(1)	1,870	5,622	7,492	514	2020	2020
Greenfield North 1201	Industrial	—	3,462	6,867	3,292	3,462	10,159	13,621	967	2020	2020
Greenfield North 1300	Industrial	—	6,112	—	—	6,112	—	6,112	217	2021	2021

Geneva, Illinois
1800 Averill Road	Industrial	—	3,189	11,582	7,640	4,778	17,633	22,411	6,317	2013	2011

Gibsonton, Florida
Tampa Regional Ind Park 13111	Industrial	—	10,547	8,662	2,011	10,547	10,673	21,220	3,515	2017	2017
Tampa Regional Ind Park 13040	Industrial	—	13,184	13,475	2,987	13,184	16,462	29,646	3,468	2018	2018

Glendale Heights, Illinois
990 North Avenue	Industrial	—	12,144	5,933	3,854	12,324	9,607	21,931	1,850	2018	2018

Grand Prairie, Texas
Grand Lakes 4003	Industrial	—	3,206	9,124	14,038	4,361	22,007	26,368	6,487	2017	2006
Grand Lakes 3953	Industrial	—	11,853	11,851	13,674	11,853	25,525	37,378	16,448	2008	2008
1803 W. Pioneer Parkway	Industrial	—	3,158	15,389	97	3,158	15,486	18,644	5,203	2008	2011
Grand Lakes 4053	Industrial	—	2,468	6,599	1,242	2,468	7,841	10,309	1,656	2018	2018

Groveport, Ohio
Groveport Commerce Center 6200	Industrial	—	1,049	5,123	2,816	1,049	7,939	8,988	4,685	1999	1999
Groveport Commerce Center 6300	Industrial	—	510	2,395	2,321	510	4,716	5,226	2,507	2000	2000
Groveport Commerce Center 6295	Industrial	—	435	5,435	2,160	435	7,595	8,030	3,983	2000	2000
Groveport Commerce Center 6405	Industrial	—	1,207	10,322	992	1,207	11,314	12,521	4,780	2005	2005
RGLP North 2842	Industrial	—	5,680	22,366	843	5,680	23,209	28,889	6,905	2008	2010

Hebron, Kentucky
Hebron 2305	Industrial	—	3,789	10,797	18,591	3,789	29,388	33,177	20,695	2006	2006
Hebron 2285	Industrial	—	6,790	6,730	5,138	6,813	11,845	18,658	8,333	2007	2007
Skyport 2350	Industrial	—	898	5,777	1,423	1,428	6,670	8,098	2,415	1997	2010
Skyport 2250	Industrial	—	1,190	8,680	1,714	1,393	10,191	11,584	3,562	1999	2010
Skyport 2245	Industrial	—	1,714	8,305	1,167	1,714	9,472	11,186	3,637	2000	2010
Skyport 2265	Industrial	—	1,153	6,038	846	1,153	6,884	8,037	2,783	2006	2010
Southpark 1990	Industrial	—	366	7,701	2	366	7,703	8,069	1,373	2016	2016

Hialeah, Florida
Countyline Corporate Park 3740	Industrial	—	18,934	11,560	45	18,934	11,605	30,539	3,331	2018	2018

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2021 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2021
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Countyline Corporate Park 3780	Industrial	—	21,445	22,144	166	21,445	22,310	43,755	4,379	2018	2018
Countyline Corporate Park 3760	Industrial	—	32,802	52,633	153	32,802	52,786	85,588	8,949	2018	2018
Countyline Corporate Park 3840	Industrial	—	15,906	14,953	266	15,906	15,219	31,125	3,202	2018	2018
Countyline Corporate Park 3850	Industrial	—	18,270	17,567	179	18,270	17,746	36,016	2,549	2019	2019
Countyline Corporate Park 3870	Industrial	—	17,605	17,068	91	17,605	17,159	34,764	2,408	2019	2019

Hialeah Gardens, Florida
Miami Ind Logistics Ctr 15002	Industrial	—	10,671	14,071	1,828	10,671	15,899	26,570	4,130	2017	2017
Miami Ind Logistics Ctr 14802	Industrial	—	10,800	14,236	3,635	10,800	17,871	28,671	4,574	2017	2017
Miami Ind Logistics Ctr 10701	Industrial	—	13,048	17,204	2,366	13,048	19,570	32,618	5,432	2017	2017

Hopkins, Minnesota
Cornerstone 401	Industrial	—	1,454	7,623	2,462	1,454	10,085	11,539	6,062	1996	1997

Houston, Texas
Point North 8210	Industrial	—	3,125	2,178	2,293	3,125	4,471	7,596	3,373	2008	2008
Point North 8120	Industrial	—	4,210	2,108	4,616	4,581	6,353	10,934	3,266	2013	2013
Point North 8111	Industrial	—	3,957	15,093	642	3,957	15,735	19,692	5,631	2014	2014
Point North 8411	Industrial	—	5,333	6,946	1,271	5,333	8,217	13,550	3,246	2015	2015
Westland 8323	Industrial	—	4,183	2,574	3,675	4,417	6,015	10,432	4,591	2008	2008
Westland 13788	Industrial	—	3,246	8,338	989	3,246	9,327	12,573	5,314	2011	2011
Gateway Northwest 20710	Industrial	—	7,204	8,028	4,167	7,204	12,195	19,399	5,217	2014	2014
Gateway Northwest 20702	Industrial	—	2,981	3,122	1,173	2,981	4,295	7,276	1,896	2014	2014
Gateway Northwest 20502	Industrial	—	2,987	5,342	21	2,987	5,363	8,350	2,206	2016	2016
22008 N Berwick Drive	Industrial	—	2,981	4,949	905	2,981	5,854	8,835	1,611	2002	2015
Gateway Northwest 20510	Industrial	—	6,787	11,501	792	6,787	12,293	19,080	3,098	2018	2018
Point North 8221	Industrial	—	6,503	10,357	1,441	6,503	11,798	18,301	2,117	2019	2019

Huntley, Illinois
14100 Weber Drive	Industrial	—	7,539	34,069	78	7,539	34,147	41,686	8,068	2015	2015

Hutchins, Texas
801 Wintergreen Road	Industrial	—	2,288	9,115	1,482	2,288	10,597	12,885	3,926	2006	2006
Prime Pointe 1005	Industrial	—	5,865	19,420	59	5,865	19,479	25,344	5,340	2016	2016
Prime Pointe 1015	Industrial	—	8,356	16,319	2,257	8,170	18,762	26,932	3,704	2018	2018

Indianapolis, Indiana
Park 100 5550	Industrial	—	1,171	12,611	678	1,424	13,036	14,460	8,704	1997	1995
Park 100 Bldg 121 Land Lease	Grounds	—	3	—	—	3	—	3	—	n/a	2003
West 79th St. Parking Lot LL	Grounds	—	164	—	—	164	—	164	—	n/a	2006
North Airport Park 7750	Industrial	—	1,620	4,279	810	1,620	5,089	6,709	2,168	1997	2010
Park 100 5010	Industrial	—	621	1,687	568	621	2,255	2,876	1,144	1984	2010
Park 100 5134	Industrial	—	578	1,904	299	578	2,203	2,781	867	1984	2010

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2021 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2021
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Park 100 5302	Industrial	—	384	998	325	384	1,323	1,707	604	1989	2010
Park 100 5303	Industrial	—	384	1,515	348	384	1,863	2,247	772	1989	2010
Park 100 7225	Industrial	—	1,037	13,332	998	1,037	14,330	15,367	5,667	1996	2010
Park 100 4925	Industrial	—	1,152	8,569	2,319	1,152	10,888	12,040	4,471	2000	2010
8711 North River Crossing Blvd	HQ/Core Portfolio	17,387	1,211	24,259	70	1,211	24,329	25,540	2,108	2020	2020

Katy, Texas
3900 Peek Road	Industrial	—	8,584	14,385	4,645	8,584	19,030	27,614	1,351	2020	2020

Kent, Washington
21214 66th Ave South	Industrial	—	3,813	9,767	—	3,813	9,767	13,580	662	2016	2020

Kutztown, Pennsylvania
West Hills 9645	Industrial	—	15,340	47,981	623	15,340	48,604	63,944	16,192	2014	2014
West Hills 9677	Industrial	—	5,218	13,029	68	5,218	13,097	18,315	4,482	2015	2015

La Mirada, California
16501 Trojan Way	Industrial	—	23,503	30,945	225	23,503	31,170	54,673	11,572	2002	2012
16301 Trojan Way	Industrial	—	39,645	22,164	45	39,645	22,209	61,854	3,615	2018	2018

Lancaster, Texas
Lancaster 2820	Industrial	—	9,786	22,270	8	9,786	22,278	32,064	4,953	2018	2018

LaPorte, Texas
Bayport Container Lot	Grounds	—	3,334	—	1,041	4,375	—	4,375	—	n/a	2010

Lathrop, California
16825 Murphy Parkway	Industrial	—	10,121	20,959	—	10,121	20,959	31,080	—	2021	2021

Lawrenceville, Georgia
175 Alcovy Industrial Road	Industrial	—	1,480	2,935	45	1,487	2,973	4,460	1,268	2004	2004

Lebanon, Indiana
Lebanon Park 185	Industrial	—	177	8,664	1,554	177	10,218	10,395	6,116	2000	1997
Lebanon Park 322	Industrial	—	340	6,230	1,479	340	7,709	8,049	4,360	1999	1999
Lebanon Park 500	Industrial	—	816	10,741	2,471	815	13,213	14,028	5,821	2005	2005
Lebanon Park 210	Industrial	—	156	3,427	109	156	3,536	3,692	1,379	1996	2010
Lebanon Park 311	Industrial	—	349	7,604	767	350	8,370	8,720	3,380	1998	2010

Lebanon, Tennessee
Park 840 West 14840	Industrial	—	2,367	8,449	4,907	2,367	13,356	15,723	4,897	2006	2006
Park 840 East 1009	Industrial	—	7,731	12,462	1,782	7,852	14,123	21,975	7,216	2013	2013

Linden, New Jersey
Legacy Commerce Center 801	Industrial	—	22,134	23,645	2,198	22,134	25,843	47,977	6,905	2014	2014

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2021 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2021
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Legacy Commerce Center 301	Industrial	—	6,933	8,575	335	6,933	8,910	15,843	2,845	2015	2015
Legacy Commerce Center 901	Industrial	—	25,935	19,806	2,311	25,937	22,115	48,052	6,802	2016	2016

Lithia Springs, Georgia
2601 Skyview Drive	Industrial	—	4,282	9,534	58	4,282	9,592	13,874	2,816	2016	2017

Lockport, Illinois
Lockport 16328	Industrial	—	3,339	17,446	460	3,339	17,906	21,245	3,659	2016	2017
Lockport 16410	Industrial	—	2,677	16,117	285	2,677	16,402	19,079	3,249	2016	2017
Lockport 16508	Industrial	—	4,520	17,472	2,616	4,520	20,088	24,608	4,362	2017	2017

Lockbourne, Ohio
Creekside 2120	Industrial	—	2,868	15,406	1,031	2,868	16,437	19,305	6,312	2008	2012
Creekside 4555	Industrial	—	1,947	11,453	294	1,947	11,747	13,694	4,339	2005	2012

Lodi, New Jersey
65 Industrial Road	Industrial	—	20,063	899	40	20,063	939	21,002	106	1965	2020

Logan Township, New Jersey
1130 Commerce Boulevard	Industrial	—	3,770	18,699	1,158	3,770	19,857	23,627	6,240	2002	2013

Long Beach, California
3700 Cover Street	Industrial	—	7,280	6,954	—	7,280	6,954	14,234	3,464	2012	2013
189 W Victoria St	Industrial	—	16,905	2,373	—	16,905	2,373	19,278	—	1979	2021

Los Angeles, California
13344 S Main Street	Industrial	—	39,678	23,978	—	39,678	23,978	63,656	403	2021	2021

Lynwood, California
2700 East Imperial Highway	Industrial	—	15,230	17,865	56	15,230	17,921	33,151	6,338	1999	2011
11600 Alameda Street	Industrial	—	10,705	10,979	1,949	10,958	12,675	23,633	2,503	2017	2017

Manteca, California
600 Spreckels Avenue	Industrial	—	4,851	18,985	416	4,851	19,401	24,252	7,117	1999	2012

Maple Grove, Minnesota
Arbor Lakes 10500	Industrial	—	4,803	9,891	4,090	4,912	13,872	18,784	1,975	2018	2018
Arbor Lakes 10501	Industrial	—	5,363	17,713	85	5,363	17,798	23,161	2,727	2019	2019
Park 81 10750	Industrial	—	3,971	9,262	1	3,971	9,263	13,234	1,143	2019	2019

McDonough, Georgia
Liberty Distribution 120	Industrial	—	615	8,117	733	615	8,850	9,465	4,925	1997	1999
Liberty Distribution 250	Industrial	—	2,273	10,910	7,946	3,416	17,713	21,129	8,521	2001	2001

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2021 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2021
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired

Mechanicsburg, Pennsylvania
500 Independence Avenue	Industrial	—	4,494	15,007	883	4,499	15,885	20,384	5,099	2008	2013

Medley, Florida
Miami 27 Business Park 10300	Industrial	—	34,758	16,913	—	34,758	16,913	51,671	298	2021	2021
Miami 27 Business Park 10310	Industrial	—	15,275	11,412	—	15,275	11,412	26,687	255	2021	2021

Melrose Park, Illinois
1600 North 25th Avenue	Industrial	—	5,907	17,516	299	5,907	17,815	23,722	7,744	2000	2010

Miami, Florida
9601 NW 112 Avenue	Industrial	—	11,626	14,651	8	11,626	14,659	26,285	5,599	2003	2013

Minooka, Illinois
Midpoint Distribution 801	Industrial	—	6,282	30,802	627	6,282	31,429	37,711	9,838	2008	2013

Modesto, California
1000 Oates Court	Industrial	—	10,115	16,944	428	10,115	17,372	27,487	8,440	2002	2012

Monroe Twp., New Jersey
773 Cranbury South River Road	Industrial	—	3,001	36,527	199	3,001	36,726	39,727	7,609	2016	2017

Moreno Valley, California
17791 Perris Boulevard	Industrial	—	67,806	74,531	38	67,806	74,569	142,375	14,331	2018	2017
15810 Heacock Street	Industrial	—	9,727	18,882	2,770	9,727	21,652	31,379	3,389	2017	2017
24975 Nandina Ave	Industrial	—	13,322	17,214	214	13,322	17,428	30,750	2,172	2019	2019
24960 San Michele	Industrial	—	8,336	13,699	—	8,336	13,699	22,035	2,430	2019	2019

Morgans Point, Texas
Barbours Cut 1200	Industrial	—	889	7,140	90	889	7,230	8,119	2,661	2004	2010
Barbours Cut 1000	Industrial	—	868	7,311	168	868	7,479	8,347	2,756	2005	2010

Morrisville, North Carolina
Perimeter Park 3000	Industrial	—	482	1,982	1,688	491	3,661	4,152	2,018	1989	1999
Perimeter Park 2900	Industrial	—	235	1,314	1,644	241	2,952	3,193	1,662	1990	1999
Perimeter Park 2800	Industrial	—	777	4,151	1,511	791	5,648	6,439	3,039	1992	1999
Perimeter Park 2700	Industrial	—	662	1,081	2,270	662	3,351	4,013	1,761	2001	2001
Woodlake 100	Industrial	—	633	3,183	2,080	1,132	4,764	5,896	2,824	1994	1999
Woodlake 101	Industrial	—	615	3,868	530	615	4,398	5,013	2,411	1997	1999
Woodlake 200	Industrial	—	357	3,688	932	357	4,620	4,977	2,539	1999	1999
Woodlake 501	Industrial	—	640	5,477	1,032	640	6,509	7,149	3,283	1999	1999
Woodlake 400	Industrial	—	390	1,055	443	390	1,498	1,888	685	2004	2004

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2021 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2021
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Myerstown, Pennsylvania
Central Logistics Park 100	Industrial	—	16,936	29,564	83	16,936	29,647	46,583	2,742	2020	2020
Central Logistics Park 60	Industrial	—	16,058	26,546	—	16,058	26,546	42,604	807	2021	2021

Naperville, Illinois
1835 W. Jefferson	Industrial	—	2,209	7,921	1,651	2,213	9,568	11,781	4,182	2005	2003
175 Ambassador Drive	Industrial	—	3,822	11,252	11	3,822	11,263	15,085	4,540	2006	2010
1860 West Jefferson	Industrial	—	7,016	35,581	1,113	7,016	36,694	43,710	16,272	2000	2012

Nashville, Tennessee
Airpark East 800	Industrial	—	1,564	2,129	1,985	1,564	4,114	5,678	1,814	2002	2002
Nashville Business 3300	Industrial	—	936	4,773	1,914	936	6,687	7,623	3,822	1997	1999
Nashville Business 3438	Industrial	—	3,048	8,165	2,221	3,048	10,386	13,434	4,758	2005	2005
Four-Forty Business 700	Industrial	—	938	6,354	706	938	7,060	7,998	4,036	1997	1999
Four-Forty Business 684	Industrial	—	1,812	6,561	2,207	1,812	8,768	10,580	4,923	1998	1999
Four-Forty Business 782	Industrial	—	1,522	4,820	1,796	1,522	6,616	8,138	3,705	1997	1999
Four-Forty Business 784	Industrial	—	471	2,153	1,698	471	3,851	4,322	2,404	1999	1999
Four-Forty Business 701	Industrial	—	997	4,763	107	997	4,870	5,867	1,838	1996	2010

Newark, New Jersey
429 Delancy Street	Industrial	—	60,393	85,359	959	60,486	86,225	146,711	8,090	2019	2019
740-768 Doremus Avenue	Grounds	—	106,552	—	—	106,552	—	106,552	—	n/a	2021

Northlake, Illinois
Northlake Distribution 635	Industrial	—	5,721	9,008	1,574	5,721	10,582	16,303	4,991	2002	2002
Northlake Distribution 599	Industrial	—	2,823	5,685	3,400	2,823	9,085	11,908	2,988	2014	2006
200 Champion Way	Industrial	—	3,554	11,528	832	3,554	12,360	15,914	4,576	1997	2011

Oakland, California
1905 Dennison Street	Industrial	15,063	12,118	20,518	2	12,118	20,520	32,638	1,131	1956	2020
955 Kennedy Street	Industrial	9,519	13,053	9,764	—	13,053	9,764	22,817	736	1966	2020

Ontario, California
1656 Bon View	Industrial	—	9,551	250	—	9,551	250	9,801	23	1991	2021
2151 S Vintage Ave	Industrial	—	105,589	82,630	—	105,589	82,630	188,219	1,828	1991	2021

Orange, California
210 W Baywood Ave	Industrial	—	5,066	4,515	1,816	5,066	6,331	11,397	1,049	1989	2018

Orlando, Florida
2502 Lake Orange	Industrial	—	2,331	3,235	319	2,331	3,554	5,885	1,698	2003	2003

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2021 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2021
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Parksouth Distribution 2500	Industrial	—	565	4,360	1,714	570	6,069	6,639	3,287	1996	1999
Parksouth Distribution 2490	Industrial	—	493	4,170	654	498	4,819	5,317	2,764	1997	1999
Parksouth Distribution 2491	Industrial	—	593	3,150	1,963	597	5,109	5,706	2,719	1998	1999
Parksouth Distribution 9600	Industrial	—	649	4,111	1,128	653	5,235	5,888	3,091	1997	1999
Parksouth Distribution 9550	Industrial	—	1,030	4,207	3,521	1,035	7,723	8,758	3,813	1999	1999
Parksouth Distribution 2481	Industrial	—	725	2,245	1,567	730	3,807	4,537	2,142	2000	2000
Parksouth Distribution 9592	Industrial	—	623	1,646	99	623	1,745	2,368	845	2003	2003
Crossroads Business Park 301	Industrial	—	1,653	2,804	4,070	1,653	6,874	8,527	2,891	2006	2006
Crossroads Business Park 601	Industrial	—	2,701	3,571	2,059	2,701	5,630	8,331	3,244	2007	2007
7133 Municipal Drive	Industrial	—	5,817	6,820	29	5,817	6,849	12,666	1,296	2018	2018

Otsego, Minnesota
Gateway North 6301	Industrial	—	1,543	6,515	6,009	2,783	11,284	14,067	2,828	2017	2015
Gateway North 6651	Industrial	—	3,667	16,249	129	3,748	16,297	20,045	4,548	2015	2015
Gateway North 6701	Industrial	—	3,266	10,996	237	3,374	11,125	14,499	3,219	2014	2014
Gateway North 6651	Grounds	—	1,521	—	—	1,521	—	1,521	536	n/a	2016

Pasadena, Texas
Interport 13001	Industrial	—	5,715	30,961	781	5,655	31,802	37,457	10,451	2007	2013
Bayport 4035	Industrial	—	3,772	10,255	188	3,772	10,443	14,215	2,264	2008	2017
Bayport 4331	Industrial	—	7,638	30,213	125	7,638	30,338	37,976	6,970	2008	2017

Perris, California
3500 Indian Avenue	Industrial	—	16,210	27,759	8,884	18,716	34,137	52,853	12,137	2015	2015
3300 Indian Avenue	Industrial	—	39,012	43,280	1,870	38,989	45,173	84,162	16,181	2017	2017
4323 Indian Ave	Industrial	—	20,525	30,125	470	20,525	30,595	51,120	4,644	2019	2019
4375 N Perris Blvd	Industrial	—	26,830	69,527	57	26,830	69,584	96,414	6,415	2020	2020
4501 Patterson Avenue	Industrial	—	28,211	49,869	2,621	28,211	52,490	80,701	5,042	2020	2020
728 W. Rider Street	Industrial	—	69,056	62,459	—	69,056	62,459	131,515	616	2021	2021

Piscataway, New Jersey
141 Circle Drive North	Grounds	—	5,237	—	29	5,266	—	5,266	—	n/a	2020
150 Old New Brunswick Road	Industrial	—	52,134	45,883	—	52,134	45,883	98,017	1,090	2021	2021
600 Ridge Road	Industrial	—	102,080	63,847	—	102,080	63,847	165,927	114	2019	2021

Plymouth, Minnesota
Waterford Innovation Center	Industrial	—	2,689	9,897	113	2,689	10,010	12,699	2,221	2017	2017

Pomona, California
1589 E 9th St.	Industrial	—	7,386	14,745	652	7,386	15,397	22,783	3,552	2016	2017

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2021 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2021
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
468 S Humane Way	Industrial	—	11,959	13,044	—	11,959	13,044	25,003	125	2017	2021
1941 Mission Blvd	Industrial	—	7,405	8,249	—	7,405	8,249	15,654	—	2017	2021
1943 Mission Blvd	Industrial	—	8,364	10,203	—	8,364	10,203	18,567	—	2017	2021

Perth Amboy, New Jersey
ePort 960	Industrial	—	14,425	23,463	2,014	14,425	25,477	39,902	4,674	2017	2017
ePort 980	Industrial	—	43,778	87,019	273	43,778	87,292	131,070	15,950	2017	2017
ePort 1000	Industrial	—	19,726	41,229	1,040	19,726	42,269	61,995	7,244	2017	2017
Steel Run Logistics Ctr Bldg 1	Industrial	—	31,987	23,948	388	32,318	24,005	56,323	2,277	2020	2020
Steel Run Logistics Ctr Bldg 2	Industrial	—	73,056	68,473	4,145	73,974	71,700	145,674	4,412	2020	2020

Plainfield, Indiana
Plainfield 1551	Industrial	—	1,097	7,772	10,831	1,097	18,603	19,700	8,380	2015	2000
Plainfield 1581	Industrial	—	1,094	7,279	2,506	1,094	9,785	10,879	5,013	2000	2000
Plainfield 2209	Industrial	—	2,016	8,717	2,639	2,016	11,356	13,372	5,334	2002	2002
Plainfield 1390	Industrial	—	998	5,817	986	998	6,803	7,801	2,887	2004	2004
Plainfield 2425	Industrial	—	1,917	10,908	1,979	1,918	12,886	14,804	5,052	2006	2006
Home Depot trailer parking lot	Grounds	—	310	—	—	310	—	310	—	2018	2018
AllPoints Midwest Bldg. 1	Industrial	—	6,692	51,152	2,056	6,692	53,208	59,900	12,143	2008	2016
AllPoints Midwest Bldg. 4	Industrial	—	4,111	9,943	22	4,053	10,023	14,076	6,293	2012	2013
AllPoints Midwest Bldg. 10	Industrial	—	2,867	22,335	—	2,867	22,335	25,202	1,017	2018	2021

Pompano Beach, Florida
Atlantic Business 1700	Industrial	—	2,743	8,821	1,849	2,743	10,670	13,413	4,259	2000	2010
Atlantic Business 1800	Industrial	—	2,308	8,381	564	2,308	8,945	11,253	3,439	2001	2010
Atlantic Business 1855	Industrial	—	2,395	8,162	234	2,395	8,396	10,791	3,107	2001	2010
Atlantic Business 2022	Industrial	—	1,563	5,885	41	1,563	5,926	7,489	2,190	2002	2010
Atlantic Business 1914	Industrial	—	1,589	5,332	31	1,589	5,363	6,952	1,982	2002	2010
Atlantic Business 2003	Industrial	—	1,716	5,918	831	1,716	6,749	8,465	2,876	2002	2010
Atlantic Business 1901	Industrial	—	1,729	6,199	381	1,729	6,580	8,309	2,397	2004	2010
Atlantic Business 2200	Industrial	—	1,732	6,012	843	1,732	6,855	8,587	2,802	2004	2010
Atlantic Business 2100	Industrial	—	1,723	6,130	141	1,723	6,271	7,994	2,306	2002	2010
Atlantic Business 2201	Industrial	—	1,901	4,050	121	1,901	4,171	6,072	1,534	2005	2010
Atlantic Business 2101	Industrial	—	1,790	6,682	122	1,791	6,803	8,594	2,479	2004	2010
Atlantic Business 2103	Industrial	—	1,400	3,628	118	1,401	3,745	5,146	1,412	2005	2010
Copans Business Park 1571	Industrial	—	1,482	3,646	367	1,482	4,013	5,495	1,480	1989	2010
Copans Business Park 1521	Industrial	—	1,543	3,101	309	1,544	3,409	4,953	1,305	1989	2010
Park Central 3250	Industrial	—	1,463	1,997	10	1,463	2,007	3,470	799	1999	2010

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2021 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2021
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
Park Central 3760	Industrial	—	2,685	2,491	1,682	2,685	4,173	6,858	1,647	1995	2010
Pompano Commerce Center 2901	Industrial	—	2,177	3,896	789	2,178	4,684	6,862	1,758	2010	2010
Pompano Commerce Center 3101	Industrial	—	2,905	4,095	571	2,916	4,655	7,571	1,805	2015	2015
Pompano Commerce Center 2951	Industrial	—	2,177	4,465	37	2,178	4,501	6,679	1,720	2010	2010
Pompano Commerce Center 3151	Industrial	—	2,897	3,939	121	2,908	4,049	6,957	1,369	2015	2015
Sample 95 Business Park 3101	Industrial	—	2,860	6,115	565	2,860	6,680	9,540	2,464	1999	2010
Sample 95 Business Park 3001	Industrial	—	2,568	6,135	121	2,568	6,256	8,824	2,264	1999	2011
Sample 95 Business Park 3035	Industrial	—	3,218	4,288	411	3,218	4,699	7,917	1,759	1999	2011
Sample 95 Business Park 3135	Industrial	—	1,463	4,890	858	1,463	5,748	7,211	2,441	1999	2010
Copans Business Park 1551	Industrial	—	1,608	3,146	667	1,609	3,812	5,421	1,636	1989	2011
Copans Business Park 1501	Industrial	—	1,723	3,367	365	1,723	3,732	5,455	1,339	1989	2011
Park Central 1700	Industrial	—	3,584	6,361	863	3,585	7,223	10,808	2,760	1998	2011
Park Central 2101	Industrial	—	2,336	5,756	1,135	2,337	6,890	9,227	2,736	1998	2011
Park Central 3300	Industrial	—	1,417	2,846	434	1,417	3,280	4,697	1,309	1996	2011
Park Central 100	Industrial	—	1,300	1,992	660	1,300	2,652	3,952	1,083	1998	2011
Park Central 1300	Industrial	—	2,113	3,021	2,178	2,113	5,199	7,312	2,484	1997	2011
Copans 95 1731	Industrial	—	3,511	5,889	1,749	3,518	7,631	11,149	864	2019	2019

Port Wentworth, Georgia
100 Logistics Way	Industrial	4,019	1,975	11,043	2,283	2,005	13,296	15,301	5,561	2006	2006
500 Expansion Boulevard	Industrial	1,903	649	5,842	144	649	5,986	6,635	2,202	2006	2008
400 Expansion Boulevard	Industrial	—	1,636	13,186	2,798	1,636	15,984	17,620	5,223	2007	2008
605 Expansion Boulevard	Industrial	—	1,615	6,852	5,273	1,615	12,125	13,740	2,833	2020	2008
405 Expansion Boulevard	Industrial	—	535	3,192	50	535	3,242	3,777	1,088	2008	2009
600 Expansion Boulevard	Industrial	—	1,248	9,392	33	1,248	9,425	10,673	3,139	2008	2009
602 Expansion Boulevard	Industrial	—	1,840	10,981	88	1,859	11,050	12,909	3,617	2009	2009

Raleigh, North Carolina
Walnut Creek 540	Industrial	—	419	1,651	1,054	419	2,705	3,124	1,287	2001	2001
Walnut Creek 4000	Industrial	—	456	2,078	492	456	2,570	3,026	1,287	2001	2001
Walnut Creek 3080	Industrial	—	679	2,766	1,534	679	4,300	4,979	2,055	2001	2001
Walnut Creek 3070	Industrial	—	913	1,187	1,500	913	2,687	3,600	1,198	2004	2004
Walnut Creek 3071	Industrial	—	1,718	2,746	618	1,718	3,364	5,082	2,321	2008	2008

Rancho Cucamonga, California
9189 Utica Ave	Industrial	—	5,794	12,646	265	5,794	12,911	18,705	3,278	2016	2017
10415 8th Street	Industrial	—	8,641	9,790	—	8,641	9,790	18,431	144	2021	2021

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2021 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2021
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired

Rancho Dominguez, California
18700 Laurel Park Rd	Industrial	—	8,080	2,987	456	8,438	3,085	11,523	913	1971	2017

Redlands, California
2300 W. San Bernadino Ave	Industrial	—	20,031	17,968	1,911	20,031	19,879	39,910	8,710	2001	2013
9180 Alabama St.	Industrial	—	52,999	52,226	—	52,999	52,226	105,225	1,958	2021	2021

Richmond, California
2041 Factory Street	Industrial	—	8,132	22,266	—	8,132	22,266	30,398	2,723	2000	2019

Romeoville, Illinois
875 W. Crossroads Parkway	Industrial	—	4,113	7,274	1,685	4,113	8,959	13,072	3,665	2005	2005
Crossroads 1255	Industrial	—	2,350	9,217	3,090	2,350	12,307	14,657	5,250	1999	2010
Crossroads 801	Industrial	—	2,622	6,184	305	2,622	6,489	9,111	4,522	2009	2010
1341-1343 Enterprise Drive	Industrial	—	3,076	12,150	394	3,076	12,544	15,620	2,930	2015	2015
50-56 N. Paragon	Industrial	—	3,985	5,433	1,212	3,985	6,645	10,630	2,174	2017	2017
Airport Logistics Center I	Industrial	—	9,133	17,187	5,843	11,282	20,881	32,163	2,998	2019	2019

Roseville, Minnesota
2215 Highway 36 West	Industrial	—	1,132	5,931	1,283	1,132	7,214	8,346	2,852	1998	2011
2420 Long Lake Road	Industrial	—	939	4,135	1,078	939	5,213	6,152	1,983	2000	2011

San Leandro, California
1919 Williams Street	Grounds	—	27,739	2,038	493	27,739	2,531	30,270	574	n/a	2019

Santa Fe Springs, California
13215 Cambridge Street	Industrial	—	3,558	10,167	—	3,558	10,167	13,725	122	2021	2021

Savannah, Georgia
198 Gulfstream	Industrial	—	475	3,650	956	476	4,605	5,081	1,706	1997	2006
194 Gulfstream	Industrial	—	358	2,359	285	358	2,644	3,002	1,058	1998	2006
190 Gulfstream	Industrial	—	599	4,134	372	599	4,506	5,105	1,849	1999	2006
250 Grange Road	Industrial	—	771	7,776	51	771	7,827	8,598	3,130	2002	2006
248 Grange Road	Industrial	—	529	3,180	8	529	3,188	3,717	1,278	2002	2006
318 Grange Road	Industrial	—	759	4,131	892	759	5,023	5,782	1,900	2001	2006
246 Grange Road	Industrial	2,096	972	7,486	744	972	8,230	9,202	3,123	2006	2006
163 Portside Court	Industrial	—	5,260	7,746	260	5,260	8,006	13,266	3,212	2004	2006
151 Portside Court	Industrial	—	840	7,117	1,398	790	8,565	9,355	3,298	2003	2006
175 Portside Court	Industrial	4,206	3,740	13,344	1,619	4,229	14,474	18,703	5,831	2005	2006

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2021 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2021
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
235 Jimmy Deloach Parkway	Industrial	—	934	7,201	1,277	893	8,519	9,412	3,529	2001	2006
239 Jimmy Deloach Parkway	Industrial	—	934	6,424	732	934	7,156	8,090	2,961	2001	2006
246 Jimmy Deloach Parkway	Industrial	1,274	863	4,878	33	806	4,968	5,774	1,999	2006	2006
200 Logistics Way	Industrial	2,955	878	9,274	1,337	883	10,606	11,489	3,513	2006	2008
2509 Dean Forest Road	Industrial	—	2,080	5,987	2,477	2,602	7,942	10,544	3,236	2008	2011
276 Jimmy Deloach Parkway	Industrial	—	6,772	6,405	327	6,772	6,732	13,504	1,211	2019	2019

Sea Brook, Texas
Bayport Logistics 5300	Industrial	—	1,578	11,361	195	1,577	11,557	13,134	4,304	2009	2010
Bayport Logistics 5801	Industrial	—	5,116	7,663	251	5,116	7,914	13,030	3,021	2015	2015

Shakopee, Minnesota
3880 4th Avenue East	Industrial	—	1,023	6,102	36	1,049	6,112	7,161	2,083	2000	2011
Gateway South 2301	Industrial	—	2,648	11,898	91	2,647	11,990	14,637	2,881	2016	2016
Gateway South 2101	Industrial	—	4,273	16,252	90	4,273	16,342	20,615	3,406	2017	2017

Sharonville, Ohio
Mosteller 11400	Industrial	—	408	2,705	3,773	408	6,478	6,886	3,190	1997	1997

South Brunswick, New Jersey
10 Broadway Road	Industrial	—	15,168	13,916	1,226	15,168	15,142	30,310	4,445	2017	2017

Stafford, Texas
10225 Mula Road	Industrial	—	3,502	2,656	3,845	3,502	6,501	10,003	3,987	2008	2008

Sterling, Virginia
TransDulles Centre 22601	Industrial	—	1,700	5,001	602	1,700	5,603	7,303	3,022	2004	2016
TransDulles Centre 22620	Industrial	—	773	1,957	16	773	1,973	2,746	1,063	1999	2016
TransDulles Centre 22626	Industrial	—	1,544	3,874	321	1,544	4,195	5,739	2,198	1999	2016
TransDulles Centre 22633	Industrial	—	702	1,586	34	702	1,620	2,322	861	2004	2016
TransDulles Centre 22635	Industrial	—	1,753	4,182	17	1,753	4,199	5,952	2,270	1999	2016
TransDulles Centre 22645	Industrial	—	1,228	3,411	379	1,228	3,790	5,018	1,985	2005	2016
TransDulles Centre 22714	Industrial	—	3,973	3,535	1,251	3,973	4,786	8,759	3,045	2007	2007
TransDulles Centre 22750	Industrial	—	2,068	4,970	357	2,068	5,327	7,395	2,802	2003	2016
TransDulles Centre 22815	Industrial	—	7,685	5,713	414	7,685	6,127	13,812	3,634	2000	2016
TransDulles Centre 22825	Industrial	—	1,758	4,951	305	1,758	5,256	7,014	2,761	1997	2016
TransDulles Centre 22879	Industrial	—	2,828	8,425	399	2,828	8,824	11,652	4,648	1989	2016
TransDulles Centre 22880	Industrial	—	2,311	4,922	10	2,311	4,932	7,243	2,785	1998	2016
TransDulles Centre 46213	Industrial	—	5,912	3,965	462	5,912	4,427	10,339	2,105	2015	2015

Sumner, Washington
13501 38th Street East	Industrial	—	16,032	4,954	332	16,032	5,286	21,318	5,277	2005	2007
4800 E Valley Highway	Industrial	—	12,567	21,838	—	12,567	21,838	34,405	3,707	2004	2019

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2021 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2021
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
1510 Puyallup Street	Industrial	—	12,040	13,225	—	12,040	13,225	25,265	175	2021	2021

Suwanee, Georgia
Horizon Business 90	Industrial	—	153	1,143	221	153	1,364	1,517	497	2002	2010
Horizon Business 225	Industrial	—	388	2,048	703	389	2,750	3,139	1,289	1990	2010
Horizon Business 250	Industrial	—	1,381	5,660	1,172	1,381	6,832	8,213	2,848	1997	2010
Horizon Business 70	Industrial	—	813	3,397	1,015	812	4,413	5,225	1,779	1998	2010
Horizon Business 2780	Industrial	—	972	5,576	2,128	972	7,704	8,676	2,718	1997	2010
Horizon Business 25	Industrial	—	615	2,390	2,007	614	4,398	5,012	2,008	1999	2010
Horizon Business 2790	Industrial	—	780	4,952	—	780	4,952	5,732	1,899	2006	2010
1000 Northbrook Parkway	Industrial	—	643	2,974	729	643	3,703	4,346	1,618	1986	2010

Tampa, Florida
Fairfield Distribution 8640	Industrial	—	483	2,359	1,080	487	3,435	3,922	1,733	1998	1999
Fairfield Distribution 4720	Industrial	—	530	4,624	590	534	5,210	5,744	2,854	1998	1999
Fairfield Distribution 4758	Industrial	—	334	2,658	756	338	3,410	3,748	1,792	1999	1999
Fairfield Distribution 8600	Industrial	—	600	1,185	2,084	604	3,265	3,869	1,921	1999	1999
Fairfield Distribution 4901	Industrial	—	488	2,425	1,136	488	3,561	4,049	1,875	2000	2000
Fairfield Distribution 4727	Industrial	—	555	3,348	1,785	555	5,133	5,688	2,299	2001	2001
Fairfield Distribution 4701	Industrial	—	394	1,350	2,244	394	3,594	3,988	1,509	2001	2001
Fairfield Distribution 4661	Industrial	—	444	1,640	879	444	2,519	2,963	1,191	2004	2004
Eagle Creek Business 8701	Industrial	—	1,286	2,331	2,702	1,287	5,032	6,319	2,407	2006	2006
Eagle Creek Business 8651	Industrial	—	2,354	1,661	1,660	2,354	3,321	5,675	2,975	2007	2007
Eagle Creek Business 8601	Industrial	—	2,332	2,229	892	2,332	3,121	5,453	2,596	2007	2007
Pinebrooke Bus Center 10350	Industrial	—	2,457	6,211	393	2,457	6,604	9,061	517	2020	2020

Teterboro, New Jersey
1 Catherine Street	Industrial	—	14,376	18,788	11	14,376	18,799	33,175	4,652	2016	2017

Tracy, California
1400 Pescadero Avenue	Industrial	—	9,633	39,644	—	9,633	39,644	49,277	15,142	2008	2013
1124 E Pescadero Ave	Grounds	—	24,944	—	—	24,944	—	24,944	768	2021	2021

West Chester, Ohio
World Park Union Centre 9287	Industrial	—	582	827	7,518	582	8,345	8,927	3,364	2006	2006
World Park Union Centre 9271	Industrial	—	557	5,923	528	557	6,451	7,008	2,804	2004	2004
World Park Union Centre 9266	Industrial	—	956	5,951	440	956	6,391	7,347	2,535	1999	2010
World Park Union Centre 9451	Industrial	—	1,036	6,053	873	1,036	6,926	7,962	2,685	1999	2010
World Park Union Centre 5443	Industrial	—	935	4,753	429	935	5,182	6,117	2,019	2005	2010
World Park Union Centre 9107	Industrial	—	986	5,962	1,578	986	7,540	8,526	3,305	1999	2010
World Park Union Centre 9245	Industrial	—	1,011	5,535	782	1,010	6,318	7,328	2,515	2001	2010

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Duke Realty Corporation and Duke Realty Limited Partnership Real Estate and Accumulated Depreciation December 31, 2021 (in thousands of U.S. dollars, as applicable)					Schedule III
			Initial Cost		Cost Capitalized Subsequent to Development or Acquisition	Gross Book Value at 12/31/2021
Name	Asset Type	Encumbrances	Land	Buildings		Land/Land Imp	Bldgs/TI	Total (1)	Accum. Depr. (2)	Year Constructed/Renovated	Year Acquired
West Palm Beach, Florida
Park of Commerce 5655	Industrial	—	1,417	1,728	310	1,417	2,038	3,455	757	2010	2010
Park of Commerce 5720	Industrial	—	1,872	3,633	844	2,032	4,317	6,349	1,636	2010	2010
Airport Center 1701	Industrial	—	2,112	5,844	689	2,112	6,533	8,645	2,628	2002	2010
Airport Center 1805	Industrial	—	1,478	4,445	251	1,479	4,695	6,174	1,785	2002	2010
Airport Center 1865	Industrial	—	1,300	4,168	773	1,300	4,941	6,241	1,843	2002	2010
Park of Commerce #4	Grounds	—	5,882	—	—	5,882	—	5,882	—	n/a	2011
Park of Commerce #5	Grounds	—	6,258	—	—	6,258	—	6,258	—	n/a	2011
Turnpike Crossing 1315	Industrial	—	7,390	5,391	353	7,390	5,744	13,134	2,393	2016	2016
Turnpike Crossing 1333	Industrial	—	6,255	4,560	975	6,255	5,535	11,790	2,439	2016	2016
Turnpike Crossing 6747	Industrial	—	10,607	7,112	2,786	10,607	9,898	20,505	3,301	2017	2017
Turnpike Crossing 6729	Industrial	—	8,576	7,506	723	8,576	8,229	16,805	1,902	2018	2018
Turnpike Crossing 6711	Industrial	—	8,328	7,210	38	8,340	7,236	15,576	927	2019	2019
Turnpike Crossing 6717	Industrial	—	7,849	9,542	1,378	7,850	10,919	18,769	947	2020	2020

Wilmer, TX
110 Sunridge Blvd	Industrial	—	5,692	18,751	—	5,692	18,751	24,443	407	2021	2021

Wind Gap, Pennsylvania
1380 Jacobsburg Road	Industrial	—	15,500	25,247	753	15,500	26,000	41,500	4,555	2017	2019

Wood-Ridge, New Jersey
5 Ethel Boulevard	Industrial	—	18,776	24,752	32	18,776	24,784	43,560	3,009	2019	2019

Accum. Depr. on Improvements of Undeveloped Land									561
Eliminations					(20)	(16)	(4)	(20)	9
Properties held-for-sale						(67,818)	(102,867)	(170,685)	(36,785)
		59,722	3,480,500	5,473,564	660,060	3,435,591	6,007,848	9,443,439	1,684,413
(1)The tax basis (in thousands) of our real estate assets at December 31, 2021 was approximately $8,734,029 (unaudited) for federal income tax purposes.
(2)Depreciation of real estate is computed using the straight-line method not to exceed 40 years for buildings and 15 years for land improvements for properties that we develop, and not to exceed 30 years for buildings and 10 years for land improvements for properties that we acquire. Tenant improvements are depreciated over shorter periods based on lease terms (generally 3 to 10 years).

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Real Estate Assets			Accumulated Depreciation
	2021	2020	2019	2021	2020	2019
Balance at beginning of year	$8,768,432	$7,851,278	$7,248,346	$1,665,284	$1,487,593	$1,345,060
Acquisitions	595,719	410,003	205,390
Construction costs and tenant improvements	979,367	796,312	635,173
Depreciation expense				304,935	297,158	272,422
Cost of real estate sold or contributed	(598,445)	(203,502)	(176,603)	(118,072)	(33,808)	(68,861)
Write-off of fully depreciated assets	(130,949)	(85,659)	(61,028)	(130,949)	(85,659)	(61,028)
Balance at end of year including held-for-sale	$9,614,124	$8,768,432	$7,851,278	$1,721,198	$1,665,284	$1,487,593
Properties held-for-sale	(170,685)	(72,754)	(23,401)	(36,785)	(5,976)	(7,132)
Balance at end of year excluding held-for-sale	$9,443,439	$8,695,678	$7,827,877	$1,684,413	$1,659,308	$1,480,461
Other real estate investments	172,637	49,477	165,500
Real estate assets	$9,616,076	$8,745,155	$7,993,377

See Accompanying Notes to Independent Auditors' Report

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 16.  Form 10-K Summary
Not applicable.

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

4.3(xi)
Nineteenth Supplemental Indenture, dated as of January 21, 2021, by and between the Partnership and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 1.750% Senior Notes Due 2031 (filed as Exhibit 4.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on January 21, 2021, and incorporated herein by this reference).

4.3(xii)
Twentieth Supplemental Indenture, dated as of November 10, 2021, by and between the Partnership and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), including the form of global note evidencing the 2.250% Senior Notes due 2032 (filed as Exhibit 4.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership, filed with the SEC on November 12, 2021, and incorporated herein by this reference).

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

10.8
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

10.11
Equity Distribution Agreement, dated February 19, 2021, by and among the Company, the Partnership and each Agent and its related Forward Purchaser (filed as Exhibit 1.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on February 19, 2021, and incorporated herein by this reference).

10.12
Form of Master Confirmation (filed as Exhibit 1.2 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on February 19, 2021, and incorporated herein by this reference).

10.13
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

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner
(Principal Financial and Accounting Officer)

Date:	February 18, 2022

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ James B. Connor	2/18/2022	Chairman and Chief Executive Officer (Principal Executive Officer)
James B. Connor

/s/ Mark A. Denien	2/18/2022	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Mark A. Denien

/s/ John P. Case*	2/18/2022	Director
John P. Case

/s/ Kelly T. Killingsworth*	2/18/2022	Director
Kelly T. Killingsworth

/s/ Tamara D. Fischer*	2/18/2022	Director
Tamara D. Fischer*

/s/ Norman K. Jenkins*	2/18/2022	Director
Norman K. Jenkins

/s/ Melanie R. Sabelhaus*	2/18/2022	Director
Melanie R. Sabelhaus

/s/ Peter M. Scott III*	2/18/2022	Director
Peter M. Scott III

/s/ David P. Stockert*	2/18/2022	Director
David P. Stockert

/s/ Chris T. Sultemeier*	2/18/2022	Director
Chris T. Sultemeier

/s/ Michael E. Szymanczyk*	2/18/2022	Director
Michael E. Szymanczyk

/s/ Warren M.Thompson*	2/18/2022	Director
Warren M. Thompson

/s/ Lynn C. Thurber*	2/18/2022	Director
Lynn C. Thurber

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

*	By James B. Connor, Attorney-in-Fact	/s/ James B. Connor