Form 10-Q
period 2022-03-31
DUKE REALTY CORP; DUKE REALTY Ltd PARTNERSHIP/
filed 2022-04-29
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
The number of shares of Duke Realty Corporation's common stock outstanding at April 27, 2022 was 384,455,127.

EXPLANATORY NOTE
This report (the "Report") combines the quarterly reports on Form 10-Q for the period ended March 31, 2022 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries, and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning approximately 99.0% of the common partnership interests of the Partnership ("General Partner Units") as of March 31, 2022. The remaining 1.0% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership.
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

DUKE REALTY CORPORATION/DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$9,796,211	$9,616,076
Construction in progress	832,319	744,871
Investments in and advances to unconsolidated joint ventures	208,644	168,336
Undeveloped land	580,446	473,317
	11,417,620	11,002,600
Accumulated depreciation	(1,746,146)	(1,684,413)
Net real estate investments	9,671,474	9,318,187

Real estate investments and other assets held-for-sale	—	144,651

Cash and cash equivalents	9,160	69,752
Accounts receivable	15,947	13,449
Straight-line rent receivable	182,673	172,225
Receivables on construction contracts, including retentions	37,167	57,258
Deferred leasing and other costs, net of accumulated amortization of $213,796 and $209,975	339,561	337,936
Other escrow deposits and other assets	331,427	332,197
Total assets	$10,587,409	$10,445,655
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $295 and $304	$58,291	$59,418
Unsecured debt, net of deferred financing costs of $42,222 and $45,136	3,332,778	3,629,864
Unsecured line of credit	260,000	—
	3,651,069	3,689,282

Liabilities related to real estate investments held-for-sale	—	6,278

Construction payables and amounts due subcontractors, including retentions	99,604	107,009
Accrued real estate taxes	81,492	77,464
Accrued interest	20,891	20,815
Other liabilities	340,399	339,023
Tenant security deposits and prepaid rents	59,430	66,823
Total liabilities	4,252,885	4,306,694
Shareholders' equity:
Common shares ($0.01 par value); 600,000 shares authorized; 383,494 and 382,513 shares issued and outstanding, respectively	3,835	3,825
Additional paid-in capital	6,185,119	6,143,147
Accumulated other comprehensive loss	(27,122)	(28,011)
Retained earnings (distributions in excess of net income)	65,973	(75,210)
Total shareholders' equity	6,227,805	6,043,751
Noncontrolling interests	106,719	95,210
Total equity	6,334,524	6,138,961
Total liabilities and equity	$10,587,409	$10,445,655
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31,
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	2022	2021
Revenues:
Rental and related revenue	$275,214	$258,179
General contractor and service fee revenue	2,949	31,113
	278,163	289,292
Expenses:
Rental expenses	25,286	28,130
Real estate taxes	43,928	41,170
General contractor and other services expenses	1,469	29,463
Depreciation and amortization	94,001	93,573
	164,684	192,336
Other operating activities:
Equity in earnings of unconsolidated joint ventures	3,815	16,268
Gain on sale of properties	210,747	21,360
Gain on land sales	1,092	1,238
Other operating expenses	(779)	(1,145)
Non-incremental costs related to successful leases	(5,512)	(2,958)
General and administrative expenses	(23,913)	(24,217)
	185,450	10,546
Operating income	298,929	107,502
Other income (expenses):
Interest and other income, net	825	463
Interest expense	(19,999)	(22,507)
Loss on debt extinguishment	(21,948)	(70)
Income before income taxes	257,807	85,388
Income tax expense	(6,330)	(5,184)
Net income	251,477	80,204
Net income attributable to noncontrolling interests	(2,556)	(842)
Net income attributable to common shareholders	$248,921	$79,362

Weighted average number of common shares outstanding	382,708	373,667
Weighted average number of common shares and potential dilutive securities	387,937	377,744

Net income per common share attributable to common shareholders - basic	$0.65	$0.21

Net income per common share attributable to common shareholders - diluted	$0.65	$0.21

Comprehensive income:
Net income	$251,477	$80,204
Other comprehensive income:
Amortization of interest rate swap contracts	889	889
Comprehensive income	$252,366	$81,093
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31,
(in thousands)
(Unaudited)

	Three Months Ended
	2022	2021
Cash flows from operating activities:
Net income	$251,477	$80,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	79,022	79,062
Amortization of deferred leasing and other costs	14,979	14,511
Amortization of deferred financing costs	2,506	2,439
Straight-line rental income and expense, net	(10,255)	(8,021)
Loss on debt extinguishment	21,948	70
Gain on land and property sales	(211,839)	(22,598)
Third-party construction contracts, net	785	749
Other accrued revenues and expenses, net	(9,368)	14,651
Operating distributions received in excess of (less than) equity in earnings from unconsolidated joint ventures	3,079	(10,925)
Net cash provided by operating activities	142,334	150,142
Cash flows from investing activities:
Development of real estate investments	(161,868)	(140,432)
Acquisition of buildings and related intangible assets	(32,974)	(34,738)
Acquisition of land and other real estate assets	(202,282)	(64,594)
Second generation tenant improvements, leasing costs and building improvements	(14,437)	(14,676)
Other deferred leasing costs	(12,280)	(8,007)
Other assets	(18,143)	(36,844)
Proceeds from land and property sales, net	315,134	85,479
Capital distributions from unconsolidated joint ventures	33,645	3,532
Capital contributions and advances to unconsolidated joint ventures	(10,553)	—
Net cash used for investing activities	(103,758)	(210,280)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	40,578	30,381
Proceeds from unsecured debt	—	446,634
Payments on unsecured debt	(320,110)	(40,226)
Payments on secured indebtedness including principal amortization	(1,064)	(1,007)
Borrowings (repayments) on line of credit, net	260,000	(295,000)
Distributions to common shareholders	(107,175)	(95,310)
Distributions to noncontrolling interests	(1,086)	(1,092)
Tax payments on stock-based compensation awards	(7,180)	(4,754)
Change in book cash overdrafts	16,094	(14,430)
Other financing activities	48	(270)
Deferred financing costs	(137)	(9,800)
Net cash (used for) provided by financing activities	(120,032)	15,126
Net decrease in cash, cash equivalents and restricted cash	(81,456)	(45,012)
Cash, cash equivalents and restricted cash at beginning of period	103,164	67,223
Cash, cash equivalents and restricted cash at end of period	$21,708	$22,211
Non-cash activities:
Lease liabilities arising from right-of-use assets	$385	$18,257
Assumption of indebtedness and other liabilities in real estate acquisitions	$—	$40,226
Contribution of properties to unconsolidated joint venture	$67,148	$—
Non-cash distribution of assets from unconsolidated joint ventures, net	$—	$11,023
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three months ended March 31, 2022 and 2021
(in thousands, except per share data)
(Unaudited)

Common Shareholders
Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Distributions in Excess of Net Income)	Noncontrolling Interests	Total

Balance at December 31, 2021	$3,825	$6,143,147	$(28,011)	$(75,210)	$95,210	$6,138,961
Net income	—	—	—	248,921	2,556	251,477
Other comprehensive income	—	—	889	—	—	889
Issuance of common shares	7	40,571	—	—	—	40,578
Stock-based compensation plan activity	3	1,401	—	(563)	10,039	10,880
Distributions to common shareholders ($0.28 per share)	—	—	—	(107,175)	—	(107,175)
Distributions to noncontrolling interests	—	—	—	—	(1,086)	(1,086)
Balance at March 31, 2022	$3,835	$6,185,119	$(27,122)	$65,973	$106,719	$6,334,524

Common Shareholders
Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Noncontrolling Interests	Total

Balance at December 31, 2020	$3,733	$5,723,326	$(31,568)	$(532,519)	$71,476	$5,234,448
Net income	—	—	—	79,362	842	80,204
Other comprehensive income	—	—	889	—	—	889
Issuance of common shares	7	30,374	—	—	—	30,381
Stock-based compensation plan activity	3	3,038	—	(376)	6,956	9,621
Distributions to common shareholders ($0.255 per share)	—	—	—	(95,310)	—	(95,310)
Distributions to noncontrolling interests	—	—	—	—	(1,092)	(1,092)
Balance at March 31, 2021	$3,743	$5,756,738	$(30,679)	$(548,843)	$78,182	$5,259,141

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$9,796,211	$9,616,076
Construction in progress	832,319	744,871
Investments in and advances to unconsolidated joint ventures	208,644	168,336
Undeveloped land	580,446	473,317
	11,417,620	11,002,600
Accumulated depreciation	(1,746,146)	(1,684,413)
Net real estate investments	9,671,474	9,318,187

Real estate investments and other assets held-for-sale	—	144,651

Cash and cash equivalents	9,160	69,752
Accounts receivable	15,947	13,449
Straight-line rent receivable	182,673	172,225
Receivables on construction contracts, including retentions	37,167	57,258
Deferred leasing and other costs, net of accumulated amortization of $213,796 and $209,975	339,561	337,936
Other escrow deposits and other assets	331,427	332,197
Total assets	$10,587,409	$10,445,655
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $295 and $304	$58,291	$59,418
Unsecured debt, net of deferred financing costs of $42,222 and $45,136	3,332,778	3,629,864
Unsecured line of credit	260,000	—
	3,651,069	3,689,282

Liabilities related to real estate investments held-for-sale	—	6,278

Construction payables and amounts due subcontractors, including retentions	99,604	107,009
Accrued real estate taxes	81,492	77,464
Accrued interest	20,891	20,815
Other liabilities	340,399	339,023
Tenant security deposits and prepaid rents	59,430	66,823
Total liabilities	4,252,885	4,306,694
Partners' equity:
Common equity (383,494 and 382,513 General Partner Units issued and outstanding, respectively)	6,254,927	6,071,762
Limited Partners' common equity (3,879 and 3,663 Limited Partner Units issued and outstanding, respectively)	102,095	90,679
Accumulated other comprehensive loss	(27,122)	(28,011)
Total partners' equity	6,329,900	6,134,430
Noncontrolling interests	4,624	4,531
Total equity	6,334,524	6,138,961
Total liabilities and equity	$10,587,409	$10,445,655
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31,
(in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended
	2022	2021
Revenues:
Rental and related revenue	$275,214	$258,179
General contractor and service fee revenue	2,949	31,113
	278,163	289,292
Expenses:
Rental expenses	25,286	28,130
Real estate taxes	43,928	41,170
General contractor and other services expenses	1,469	29,463
Depreciation and amortization	94,001	93,573
	164,684	192,336
Other operating activities:
Equity in earnings of unconsolidated joint ventures	3,815	16,268
Gain on sale of properties	210,747	21,360
Gain on land sales	1,092	1,238
Other operating expenses	(779)	(1,145)
Non-incremental costs related to successful leases	(5,512)	(2,958)
General and administrative expenses	(23,913)	(24,217)
	185,450	10,546
Operating income	298,929	107,502
Other income (expenses):
Interest and other income, net	825	463
Interest expense	(19,999)	(22,507)
Loss on debt extinguishment	(21,948)	(70)
Income before income taxes	257,807	85,388
Income tax expense	(6,330)	(5,184)
Net income	251,477	80,204
Net income attributable to noncontrolling interests	(93)	(81)
Net income attributable to common unitholders	$251,384	$80,123

Weighted average number of Common Units outstanding	386,516	377,242
Weighted average number of Common Units and potential dilutive securities	387,937	377,744

Net income per Common Unit attributable to common unitholders - basic	$0.65	$0.21

Net income per Common Unit attributable to common unitholders - diluted	$0.65	$0.21

Comprehensive income:
Net income	$251,477	$80,204
Other comprehensive income:
Amortization of interest rate swap contracts	889	889
Comprehensive income	$252,366	$81,093

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31,
(in thousands)
(Unaudited)

	Three Months Ended
	2022	2021
Cash flows from operating activities:
Net income	$251,477	$80,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	79,022	79,062
Amortization of deferred leasing and other costs	14,979	14,511
Amortization of deferred financing costs	2,506	2,439
Straight-line rental income and expense, net	(10,255)	(8,021)
Loss on debt extinguishment	21,948	70
Gain on land and property sales	(211,839)	(22,598)
Third-party construction contracts, net	785	749
Other accrued revenues and expenses, net	(9,368)	14,651
Operating distributions received in excess of (less than) equity in earnings from unconsolidated joint ventures	3,079	(10,925)
Net cash provided by operating activities	142,334	150,142
Cash flows from investing activities:
Development of real estate investments	(161,868)	(140,432)
Acquisition of buildings and related intangible assets	(32,974)	(34,738)
Acquisition of land and other real estate assets	(202,282)	(64,594)
Second generation tenant improvements, leasing costs and building improvements	(14,437)	(14,676)
Other deferred leasing costs	(12,280)	(8,007)
Other assets	(18,143)	(36,844)
Proceeds from land and property sales, net	315,134	85,479
Capital distributions from unconsolidated joint ventures	33,645	3,532
Capital contributions and advances to unconsolidated joint ventures	(10,553)	—
Net cash used for investing activities	(103,758)	(210,280)
Cash flows from financing activities:
Contributions from the General Partner	40,578	30,381
Proceeds from unsecured debt	—	446,634
Payments on unsecured debt	(320,110)	(40,226)
Payments on secured indebtedness including principal amortization	(1,064)	(1,007)
Borrowings (repayments) on line of credit, net	260,000	(295,000)
Distributions to common unitholders	(108,261)	(96,252)
Distributions to noncontrolling interests	—	(150)
Tax payments on stock-based compensation awards	(7,180)	(4,754)
Change in book cash overdrafts	16,094	(14,430)
Other financing activities	48	(270)
Deferred financing costs	(137)	(9,800)
Net cash (used for) provided by financing activities	(120,032)	15,126
Net decrease in cash, cash equivalents and restricted cash	(81,456)	(45,012)
Cash, cash equivalents and restricted cash at beginning of period	103,164	67,223
Cash, cash equivalents and restricted cash at end of period	$21,708	$22,211
Non-cash activities:
Lease liabilities arising from right-of-use assets	$385	$18,257
Assumption of indebtedness and other liabilities in real estate acquisitions	$—	$40,226
Contribution of properties to unconsolidated joint venture	$67,148	$—
Non-cash distribution of assets from unconsolidated joint ventures, net	$—	$11,023
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three months ended March 31, 2022 and 2021
(in thousands, except per unit data)
(Unaudited)

Common Unitholders
General	Limited	Accumulated
Partner's	Partners'	Other	Total
Common Equity	Common Equity	Comprehensive Loss	Partners' Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2021	$6,071,762	$90,679	$(28,011)	$6,134,430	$4,531	$6,138,961
Net income	248,921	2,463	—	251,384	93	251,477
Other comprehensive income	—	—	889	889	—	889
Capital contribution from the General Partner	40,578	—	—	40,578	—	40,578
Stock-based compensation plan activity	841	10,039	—	10,880	—	10,880
Distributions to common unitholders ($0.28 per Common Unit)	(107,175)	(1,086)	—	(108,261)	—	(108,261)
Balance at March 31, 2022	$6,254,927	$102,095	$(27,122)	$6,329,900	$4,624	$6,334,524

Common Unitholders
General	Limited	Accumulated
Partner's	Partners'	Other	Total
Common Equity	Common Equity	Comprehensive Loss	Partners' Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2020	$5,194,540	$66,874	$(31,568)	$5,229,846	$4,602	$5,234,448
Net income	79,362	761	—	80,123	81	80,204
Other comprehensive income	—	—	889	889	—	889
Capital contribution from the General Partner	30,381	—	—	30,381	—	30,381
Stock-based compensation plan activity	2,665	6,956	—	9,621	—	9,621
Distributions to common unitholders ($0.255 per Common Unit)	(95,310)	(942)	—	(96,252)	—	(96,252)
Distributions to noncontrolling interests	—	—	—	—	(150)	(150)
Balance at March 31, 2021	$5,211,638	$73,649	$(30,679)	$5,254,608	$4,533	$5,259,141

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND DUKE REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    General Basis of Presentation
The interim consolidated financial statements included herein have been prepared by the General Partner and the Partnership. The 2021 year-end consolidated balance sheet data included in this Report was derived from the audited financial statements in the combined Annual Report on Form 10-K of the General Partner and the Partnership for the year ended December 31, 2021 (the "2021 Annual Report"), but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses during the reporting period. Our actual results could differ from those estimates and assumptions. These financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included herein and the consolidated financial statements and notes thereto included in the 2021 Annual Report.
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
The General Partner is the sole general partner of the Partnership, owning approximately 99.0% of the Common Units as of March 31, 2022. The remaining 1.0% of the Common Units are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
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
As of March 31, 2022, we owned and operated a portfolio primarily consisting of industrial properties and provided real estate services to third-party owners, customers and joint ventures. Substantially all of our Rental Operations (see Note 10) are conducted through the Partnership. We conduct our Service Operations (see Note 10) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership ("DCLP"), which are consolidated entities that are 100% owned by a combination of the General Partner and the Partnership. DCLP is owned through a taxable REIT subsidiary. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries.

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
All revenues related to lease and lease-related services are included in, and comprise substantially all of, the caption "Rental and Related Revenue" on the Consolidated Statements of Operations and Comprehensive Income. The components of Rental and Related Revenue are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Rental revenue - fixed payments	$202,696	$187,387
Rental revenue - variable payments (1)	72,518	70,792
Rental and related revenue	$275,214	$258,179
(1) Primarily includes tenant recoveries for real estate taxes, insurance and CAM.
Lessee Accounting
As of March 31, 2022, our lease arrangements, where we are the lessee, primarily consisted of office and ground leases. For these lease arrangements, as required by Accounting Standards Codification Topic 842, Leases ("ASC 842"), we recognized right-of-use ("ROU") assets and the corresponding lease liabilities representing the discounted value of future lease payments. In determining these amounts, we elected an available practical expedient that allows us, as a lessee, to not separate lease and non-lease components.
All of our office leases are classified as operating leases under ASC 842. Ground leases that were classified as operating leases prior to adoption of ASC 842 continue to be accounted for as operating leases by electing the practical expedient under ASC 842. Two ground leases that were entered into subsequent to the adoption of ASC 842 are classified as finance leases. For our operating leases, we recognized ROU assets and related lease liabilities as follows (in thousands):

	March 31, 2022	December 31, 2021
ROU assets	$36,268	$36,774
Lease liabilities	41,006	41,363
For our finance leases, we recognized ROU assets and related lease liabilities as follows (in thousands):

	March 31, 2022	December 31, 2021
ROU assets	$37,365	$37,540
Lease liabilities	39,489	39,194
ROU assets were included within Other Escrow Deposits and Other Assets and lease liabilities were included within Other Liabilities on our Consolidated Balance Sheets.

3.    Reclassifications
No amounts in the accompanying consolidated financial statements for 2021 have been reclassified to conform to the 2022 consolidated financial statement presentation.

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

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$9,160	$69,752
Restricted cash included in other escrow deposits and other assets	12,548	33,412
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$21,708	$103,164

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
When we contribute properties to unconsolidated joint ventures and retain a non-controlling ownership interest in such assets, we recognize the difference between the consideration received and the carrying amount of the asset contributed when its derecognition criteria are met. The equity method investment we retain in such partial sale transactions is noncash consideration and is measured at fair value. As a result, the accounting for a partial sale results in the recognition of a full gain or loss.
In July 2021, we entered into a 20%-owned unconsolidated joint venture with CBRE Global Investors with plans to contribute three tranches of properties. We contributed the third tranche of properties in January 2022. The joint venture financed the acquisition of these properties with a combination of third party first mortgage loans and equity contributions from our partner in this joint venture. Upon closing of the final contribution, we recorded the ownership interest obtained at fair value as part of Investments in and Advances to Unconsolidated Joint Ventures on the Consolidated Balance Sheets as of March 31, 2022 and recognized the full gain of $188.3 million as part of Gain on Sale of Properties on the Consolidated Financial Statement of Operations and Comprehensive Income for the three months ended March 31, 2022.
There were no unconsolidated joint ventures, in which we have any recognized assets or liabilities or have retained any economic exposure to loss at March 31, 2022, that met the criteria to be considered VIEs. Our maximum loss exposure for guarantees of unconsolidated joint venture indebtedness, none of which relate to VIEs, totaled $12.3 million at March 31, 2022.

6.    Acquisitions and Dispositions
Acquisitions and dispositions for the periods presented were completed in accordance with our strategy to reposition our investment concentration among the markets in which we operate and to increase our overall investment concentration in Coastal Tier 1 markets (we define "Coastal Tier 1" markets as Southern California, Northern California, Seattle, Northern New Jersey and South Florida). Transaction costs related to asset acquisitions are capitalized.
Acquisitions
The following table summarizes our real estate acquisition activities for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	2022	2021
Buildings:
Number of buildings	1	2
Cash paid at time of acquisition	$32,974	$34,738
Land and other real estate assets:
Acres of land	233	133
Cash paid at time of acquisition (1)	$202,282	$64,594

(1) Includes the cash acquisition cost of other real estate investments totaling $61.0 million for the three months ended March 31, 2022. There were no acquisitions of other real estate investments for the three months ended March 31, 2021. See Note 11 for information on other real estate investments.

The following table summarizes total real estate assets recognized (in thousands), comprised of cash paid at the time of acquisition, a purchase deposit and capitalized transaction costs, for the building acquired during the three months ended March 31, 2022:

Real estate assets	$34,022
Lease related intangible assets	—
Total acquired assets	$34,022

We did not assume any leases as part of this building acquisition.

The value that is allocated to the land underlying the acquired building relies on Level 3 inputs and is primarily determined by reference to recent comparable transactions. Capitalized acquisition costs were insignificant and the fair value of net assets acquired from unrelated parties during the three months ended March 31, 2022, was substantially the same as the cost of acquisition.

Dispositions
Dispositions of buildings and undeveloped land generated net cash proceeds of $315.1 million and $85.5 million during the three months ended March 31, 2022 and 2021, respectively. The number of buildings sold is disclosed in Note 11.
In January 2022, we contributed the third tranche of three buildings to a 20%-owned unconsolidated joint venture. The joint venture financed the acquisition of these properties with a combination of third party first mortgage loans and equity contributions from our partner and we received $268.9 million of net cash proceeds. As part of the closing, we also received $33.6 million from our ownership share of proceeds from third party first mortgage loans, which was included in Capital Distributions from Unconsolidated Joint Ventures in the Consolidated Statements of Cash Flows for the three months ended March 31, 2022.

7.    Indebtedness

All debt is issued directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee some of the unsecured debt of the Partnership. The following table summarizes the book value and changes in the fair value of our debt (in thousands):

	Book Value at 12/31/2021	Book Value at 3/31/2022	Fair Value at 12/31/2021	Issuances and Assumptions	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 3/31/2022
Fixed rate secured debt	$58,422	$57,286	$59,989	$—	$(1,064)	$(4,141)	$54,784
Variable rate secured debt	1,300	1,300	1,300	—	—	—	1,300
Unsecured debt	3,675,000	3,375,000	3,779,465	—	(300,000)	(301,332)	3,178,133
Unsecured line of credit	—	260,000	—	260,000	—	—	260,000
Total	$3,734,722	$3,693,586	$3,840,754	$260,000	$(301,064)	$(305,473)	$3,494,217
Less: Deferred financing costs	45,440	42,517
Total indebtedness as reported on the consolidated balance sheets	$3,689,282	$3,651,069

Secured Debt
Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated market rates for all of our current fixed rate secured debt are between 3.90% and 4.00%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon level 3 inputs.
Unsecured Debt
At March 31, 2022, all of our unsecured debt bore interest at fixed rates and primarily consisted of unsecured notes that are publicly traded. We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 86.00% to 117.00% of face value.
The indentures (and related supplemental indentures) governing our outstanding series of unsecured notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such financial covenants at March 31, 2022.
In February 2022, we redeemed $300.0 million of 3.75% senior unsecured notes due December 2024. We recognized a loss of $21.9 million in connection with the redemption of these notes, which included the prepayment premium and write-off of unamortized deferred financing costs.
Unsecured Line of Credit
Our unsecured line of credit at March 31, 2022 is described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at March 31, 2022
Unsecured Line of Credit - Partnership	$1,200,000	March 31, 2025	$260,000

Our unsecured line of credit bears interest at one month LIBOR plus 0.765% (equal to 1.13%) for our outstanding borrowings at March 31, 2022, which includes a 0.01% reduction to borrowing costs due to achieving certain sustainability linked metrics. The line of credit matures on March 31, 2025 with two six-month extension options. Subject to certain conditions, the terms also include an option to increase the facility by up to an additional $800.0 million, for a total of up to $2.00 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions. The line of credit also allows automatic transition to an alternative rate of interest in the event that the one month LIBOR ceases to publish and needs to be replaced.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At March 31, 2022, we were in compliance with all financial covenants under this line of credit.

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
In February 2022, the General Partner terminated its previous equity distribution agreement for the ATM equity program and entered into a new equity distribution agreement pursuant to which the General Partner may sell, from time to time, up to an aggregate offering price of $600.0 million of its common stock through sales agents or forward sellers. The ability to enter into forward sale agreements through the new ATM equity program will enable the General Partner to set the price of such shares upon pricing the offering (subject to certain adjustments) while delaying the issuance of such shares and the receipt of the net proceeds by the General Partner.
During the three months ended March 31, 2022, the General Partner issued 698,000 common shares pursuant to its ATM equity program, generating gross proceeds of $40.1 million and, after deducting commissions and other costs, net proceeds of $39.5 million. The proceeds from these sales were contributed to the Partnership and used to fund development activities.
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

	Three Months Ended March 31,
	2022	2021
General Partner
Net income attributable to common shareholders	$248,921	$79,362
Less: dividends on participating securities	(327)	(371)
Basic net income attributable to common shareholders	$248,594	$78,991
Add back dividends on dilutive participating securities	327	—
Noncontrolling interest in earnings of common unitholders	2,463	761
Diluted net income attributable to common shareholders	$251,384	$79,752
Weighted average number of common shares outstanding	382,708	373,667
Weighted average Limited Partner Units outstanding	3,808	3,575
Other potential dilutive shares	1,421	502
Weighted average number of common shares and potential dilutive securities	387,937	377,744

Partnership
Net income attributable to common unitholders	$251,384	$80,123
Less: distributions on participating securities	(327)	(371)
Basic net income attributable to common unitholders	$251,057	$79,752
Add back distributions on dilutive participating securities	327	—
Diluted net income attributable to common unitholders	$251,384	$79,752
Weighted average number of Common Units outstanding	386,516	377,242
Other potential dilutive units	1,421	502
Weighted average number of Common Units and potential dilutive securities	387,937	377,744
The following table summarizes the data that is excluded from the computation of net income per common share or Common Unit as a result of being anti-dilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
General Partner and Partnership
Other potential dilutive shares or units:
Anti-dilutive outstanding participating securities	—	1,568

10.    Segment Reporting
Reportable Segments
As of March 31, 2022, we had two reportable operating segments, the first consisting of the ownership and rental of industrial real estate investments. We continue to increase our investments in quality industrial properties largely based on anticipated geographic trends in supply and demand for industrial buildings, as well as the real estate needs of our major tenants that operate on a national level. We treat our industrial properties as a single operating and reportable segment based on our method of internal reporting. Properties not included in our reportable segments, because they are not industrial properties and do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are generally referred to as non-reportable Rental Operations. Our non-reportable Rental Operations primarily include our remaining office properties and medical office property at March 31, 2022. The operations of our industrial properties, as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations."
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
Revenues by Reportable Segment
The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues
Rental Operations:
Industrial	$273,670	$256,670
Non-reportable Rental Operations	1,373	1,509
Service Operations	2,949	31,113
Total segment revenues	277,992	289,292
Other revenue	171	—
Consolidated revenue	$278,163	$289,292

Supplemental Performance Measure
Property-level net operating income on a cash basis ("PNOI") is the non-GAAP supplemental performance measure that we use to evaluate the performance of, and to allocate resources among, the real estate investments in the reportable and operating segments that comprise our Rental Operations. PNOI for our Rental Operations segments is comprised of rental revenues less rental expenses and real estate taxes, along with certain other adjusting items (collectively referred to as "Rental Operations revenues and expenses excluded from PNOI," as shown in the following table). Additionally, we do not allocate interest expense, depreciation expense and certain other non-property specific revenues and expenses (collectively referred to as "Non-Segment Items," as shown in the following table) to our individual operating segments.
We evaluate the performance of our Service Operations reportable segment using net income or loss, as allocated to that segment ("Earnings from Service Operations").

The most comparable GAAP measure to PNOI is income before income taxes. PNOI excludes expenses that materially impact our overall results of operations and, therefore, should not be considered as a substitute for income before income taxes or any other measures derived in accordance with GAAP. Furthermore, PNOI may not be comparable to other similarly titled measures of other companies.
The following table shows a reconciliation of our segment-level measures of profitability to consolidated income before income taxes (in thousands):

	Three Months Ended March 31,
	2022	2021
PNOI
Industrial	$189,528	$163,006
Non-reportable Rental Operations	3,153	1,273
PNOI, excluding all sold properties	192,681	164,279
PNOI from sold properties	760	13,729
PNOI	$193,441	$178,008

Earnings from Service Operations	1,480	1,650

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	10,255	8,021
Revenues related to lease buyouts	170	310
Amortization of lease concessions and above and below market rents	2,588	2,832
Intercompany rents and other adjusting items	(662)	(418)
Non-Segment Items:
Equity in earnings of unconsolidated joint ventures	3,815	16,268
Interest expense	(19,999)	(22,507)
Depreciation and amortization expense	(94,001)	(93,573)
Gain on sale of properties	210,747	21,360
Interest and other income, net	825	463
General and administrative expenses	(23,913)	(24,217)
Gain on land sales	1,092	1,238
Other operating expenses	(779)	(1,145)
Loss on extinguishment of debt	(21,948)	(70)
Non-incremental costs related to successful leases	(5,512)	(2,958)
Other non-segment revenues and expenses, net	208	126
Income before income taxes	$257,807	$85,388

11.    Real Estate Assets and Assets Held-for-Sale
Real Estate Assets
Real estate assets, excluding assets held-for-sale, consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Buildings and tenant improvements	$6,058,476	$6,007,848
Land and improvements	3,501,860	3,435,591
Other real estate investments (1)	235,875	172,637
Real estate assets	$9,796,211	$9,616,076
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

Assets Held-for-Sale
The following table illustrates the number of sold or held-for-sale properties in this Report:

	Held-for-Sale at March 31, 2022	Sold Year-to-Date in 2022	Sold in 2021	Total

Properties sold or classified as held-for-sale	—	4	30	34

The following table illustrates aggregate balance sheet information for held-for-sale properties (in thousands):

	Held-for-Sale Properties
	March 31, 2022	December 31, 2021
Land and improvements	$—	$67,818
Buildings and tenant improvements	—	102,867
Accumulated depreciation	—	(36,785)
Deferred leasing and other costs, net	—	5,392
Other assets	—	5,359
Total assets held-for-sale	$—	$144,651

Accrued expenses	—	43
Other liabilities	—	6,235
Total liabilities related to assets held-for-sale	$—	$6,278

12.    Subsequent Event
Declaration of Dividends/Distributions
The General Partner's board of directors declared the following dividends/distributions at its regularly scheduled board meeting held on April 22, 2022:

Class of stock/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common - Quarterly	$0.28	May 16, 2022	May 31, 2022

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our operations and our present business environment. Management's Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the notes thereto contained in Part I, Item 1 of this Report, and the consolidated financial statements and notes thereto contained in Part IV, Item 15 of our 2021 Annual Report.
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
The above list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included in our 2021 Annual Report. The risk factors contained in our 2021 Annual Report are updated by us from time to time in Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings that we make with the SEC.
Business Overview
The General Partner and Partnership collectively specialize in the ownership, management and development of industrial real estate.
The General Partner is a self-administered and self-managed REIT that began operations in 1986 and is the sole general partner of the Partnership. The Partnership is a limited partnership formed in 1993, at which time all of the properties and related assets and liabilities of the General Partner, as well as proceeds from a secondary offering of the General Partner's common shares, were contributed to the Partnership. Simultaneously, the Partnership completed the acquisition of Duke Associates, a full-service commercial real estate firm operating in the Midwest whose operations began in 1972. We operate the General Partner and the Partnership as one enterprise, and therefore, our discussion and analysis refers to the General Partner and its consolidated subsidiaries, including the Partnership, collectively. A more complete description of our business, and of management's philosophy and priorities, is included in our 2021 Annual Report.
At March 31, 2022, we:
•Owned or jointly controlled 556 primarily industrial properties, of which 521 properties totaling 153.7 million square feet were in service and 35 properties totaling 11.4 million square feet were under development. The 521 in-service properties were comprised of 478 consolidated properties totaling 138.6 million square feet and 43 unconsolidated joint venture properties totaling 15.2 million square feet. The 35 properties under development consisted of 33 consolidated properties totaling 10.3 million square feet and two unconsolidated joint venture properties totaling 1.2 million square feet.
•Owned directly, or through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), approximately 480 acres of land and controlled approximately 925 acres through purchase options.
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
Occupancy Analysis
Occupancy is an important metric for management and our investors for understanding our financial performance. Our ability to maintain high occupancy rates is among the principal drivers of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of rental properties at March 31, 2022 and 2021, respectively:

	Total Square Feet (in thousands)		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2022	2021	2022	2021	2022	2021	2022	2021
Industrial	138,344	141,087	99.8%	99.9%	99.0%	97.6%	$5.88	$5.33
Non-reportable Rental Operations	211	211	0.2%	0.1%	93.8%	96.8%	$22.55	$22.31
Total Consolidated	138,555	141,298	100.0%	100.0%	99.0%	97.6%	$5.91	$5.36
Unconsolidated Joint Ventures	15,154	10,673			100.0%	97.6%	$4.84	$4.37
Total Including Unconsolidated Joint Ventures	153,709	151,971			99.1%	97.6%
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

The higher leased percentage in our industrial portfolio at March 31, 2022, compared to March 31, 2021, was due to both leasing up speculative developments and leasing previously vacant space within our existing properties.
Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, from our in-service rental properties for the three months ended March 31, 2022 (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2021	2,626	257	2,883
Vacant space in acquisitions	75	—	75
Expirations	565	125	690
Early lease terminations	41	—	41
Leasing of previously vacant space	(1,960)	(382)	(2,342)
Vacant square feet at March 31, 2022	1,347	—	1,347

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

	Three Months Ended March 31,
	2022	2021
New Leasing Activity - First Generation	2,955	2,918
New Leasing Activity - Second Generation	579	1,253
Renewal Leasing Activity	2,395	2,737
Early Renewal Leasing Activity *	190	136
Short-Term New Leasing Activity **	150	50
Short-Term Renewal Leasing Activity **	473	345
Total Consolidated Leasing Activity	6,742	7,439
Unconsolidated Joint Venture Leasing Activity	980	—
Total Including Unconsolidated Joint Venture Leasing Activity	7,722	7,439

* Early renewals represent renewals executed more than two years in advance of a lease's originally scheduled end date.
** Short-term leases represent leases with a term of less than twelve months.
Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing costs, on a per square foot basis, that we are obligated to fulfill under the second generation industrial leases signed for our rental properties during the three months ended March 31, 2022 and 2021:

	Square Feet of Leases (in thousands)		Percent of Expiring Leases Renewed		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot		Leasing Concessions per Square Foot
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Three Months
Consolidated - New Second Generation	579	1,253			8.3	7.3	$3.05	$1.66	$5.40	$2.93	$—	$0.36
Unconsolidated Joint Ventures - New Second Generation	382	—			10.3	—	2.71	—	4.34	—	—	—
Total - New Second Generation	961	1,253			9.1	7.3	$2.91	$1.66	$4.98	$2.93	$—	$0.36

Consolidated - Renewal	2,395	2,737	85.8%	87.9%	5.3	4.7	$0.83	$0.31	$1.38	$1.39	$0.10	$0.18
Unconsolidated Joint Ventures - Renewal	24	—	16.1%	—%	5.0	—	0.04	—	0.41	—	—	—
Total - Renewal	2,419	2,737	82.2%	85.0%	5.3	4.7	$0.79	$0.31	$1.33	$1.39	$0.10	$0.18

Growth in average annual net effective rents for new second generation and renewal leases, on a combined basis, for our consolidated and unconsolidated industrial rental properties at our ownership share, is as follows:

	Three Months Ended March 31,
Ownership Type	2022	2021
Consolidated properties	49.4%	25.3%
Unconsolidated joint venture properties	44.9%	—%
Total	49.2%	25.3%
Lease Expirations
The table below reflects our consolidated in-service portfolio lease expiration schedule at March 31, 2022 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Non-Reportable
Year of Expiration	Square Feet	Annual Rental Revenue*	Number of Leases	Square Feet	Annual Rental Revenue*	Square Feet	Annual Rental Revenue*
Remainder of 2022	6,088	$27,602	68	6,071	$27,410	17	$192
2023	15,140	76,265	146	15,119	75,973	21	292
2024	14,563	78,515	154	14,556	78,433	7	82
2025	15,605	87,146	148	15,603	87,121	2	25
2026	16,123	84,995	142	16,111	84,846	12	149
2027	17,805	94,467	90	17,800	94,410	5	57
2028	10,452	70,762	55	10,333	67,275	119	3,487
2029	9,616	55,376	38	9,616	55,376	—	—
2030	7,402	47,783	34	7,402	47,783	—	—
2031	6,295	48,062	24	6,280	47,885	15	177
2032 and Thereafter	18,117	139,709	57	18,117	139,709	—	—
Total Leased	137,206	$810,682	956	137,008	$806,221	198	$4,461

Total Portfolio Square Feet	138,555			138,344		211
Percent Leased	99.0%			99.0%		93.8%
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

We acquired one in-service building during the three months ended March 31, 2022 and ten buildings during the year ended December 31, 2021. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields of property acquisitions (in thousands, except percentage data):

	Year-to-Date 2022 Acquisitions			Full Year 2021 Acquisitions
Type	Fair Value of Acquired Assets*	In-Place Yield (Mark to Market)**	Percent Leased at Acquisition Date***	Fair Value of Acquired Assets*	In-Place Yield (Mark to Market)**	Percent Leased at Acquisition Date***
Industrial	$34,022	(1.3)%	—%	$609,241	4.4%	100.0%

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

We sold four consolidated properties during the three months ended March 31, 2022 and 30 consolidated properties during the year ended December 31, 2021. The following table summarizes the sales prices, in-place yields and percent leased of industrial property dispositions (in thousands, except percentage data):

	Year-to-Date 2022 Dispositions			Full Year 2021 Dispositions
Type	Sales Price	In-Place Yield*	Percent Leased**	Sales Price	In-Place Yield*	Percent Leased**
Industrial	$324,507	3.7%	100.0%	$1,069,120	4.6%	100.0%

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
At March 31, 2022, we had 11.4 million square feet of property under development with total estimated costs upon completion of $1.64 billion compared to 10.4 million square feet with total estimated costs upon completion of $1.40 billion at March 31, 2021. The square footage includes both consolidated properties and unconsolidated joint venture development activity at 100% while estimated costs include consolidated properties and unconsolidated joint venture development activity at our 50% ownership share.

The following table summarizes our properties under development at March 31, 2022 (in thousands, except percentage data and number of buildings):

Ownership Type	Number of Buildings	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	33	10,262	46.0%	$1,598,850	$758,673	$840,177
Unconsolidated joint venture properties	2	1,157	100.0%	43,658	26,626	17,032
Total	35	11,419	51.5%	$1,642,508	$785,299	$857,209

Results of Operations
A summary of our operating results and property statistics is as follows (in thousands, except number of properties):

	Three Months Ended March 31,
	2022	2021
Rental and related revenue	$275,214	$258,179
Operating income	298,929	107,502
General Partner
Net income attributable to common shareholders	$248,921	$79,362
Partnership
Net income attributable to common unitholders	$251,384	$80,123
Number of in-service consolidated properties at end of period	478	483
In-service consolidated square footage at end of period	138,555	141,298
Number of in-service unconsolidated joint venture properties at end of period	43	37
In-service unconsolidated joint venture square footage at end of period	15,154	10,673

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
The most comparable GAAP measure to FFO is net income (loss) attributable to common shareholders or common unitholders, while the most comparable GAAP measure to PNOI and SPNOI is income (loss) before income taxes.
FFO, PNOI and SPNOI each exclude expenses that materially impact our overall results of operations and, therefore, should not be considered as a substitute for net income (loss) attributable to common shareholders or common unitholders, income (loss) before income taxes, or any other measures derived in accordance with GAAP. Furthermore, these metrics may not be comparable to other similarly titled measures of other companies.

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
The following table shows a reconciliation of net income attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income attributable to common shareholders of the General Partner	$248,921	$79,362
Add back: Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	2,463	761
Net income attributable to common unitholders of the Partnership	251,384	80,123
Adjustments:
Depreciation and amortization	94,001	93,573
Company share of unconsolidated joint venture depreciation, amortization and other adjustments	3,298	2,257
Gain on sale of properties	(210,747)	(21,360)
Gain on land sales	(1,092)	(1,238)
Income tax expense not allocable to FFO	6,330	5,184
Gains on sales of real estate assets - share of unconsolidated joint ventures	—	(12,748)
FFO attributable to common unitholders of the Partnership	$143,174	$145,791
Additional General Partner Adjustments:
Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	(2,463)	(761)
Noncontrolling interest share of adjustments	1,066	(622)
FFO attributable to common shareholders of the General Partner	$141,777	$144,408
Property-Level Net Operating Income - Cash Basis
PNOI is comprised of rental revenues less rental expenses and real estate taxes, along with certain other adjusting items. As a performance metric that consists of only the cash-based revenues and expenses directly related to ongoing real estate rental operations, PNOI is narrower in scope than Nareit FFO.
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

Note 10 to the consolidated financial statements included in Part I, Item 1 of this Report shows a calculation of our PNOI for the three months ended March 31, 2022 and 2021 and provides a reconciliation of PNOI for our Rental Operations segments to income before income taxes.
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
We define our "same-property" population once a year at the beginning of the current calendar year and include buildings that were stabilized (the term "stabilized" means properties that have reached 90% leased or that have been in-service for at least one year since development completion or acquisition) as of January 1 of the prior calendar year. The "same-property" pool is also adjusted to remove properties that were sold subsequent to the beginning of the current calendar year. As such, the "same-property" population for the period ended March 31, 2022 includes all properties that we owned or jointly controlled at January 1, 2022, which had both been owned or jointly controlled and had reached stabilization by January 1, 2021, and have not been sold.
A reconciliation of income before income taxes to SPNOI is presented as follows (in thousands, except percentage data):

	Three Months Ended March 31,		Percent
	2022	2021	Change
Income before income taxes	$257,807	$85,388
Share of SPNOI from unconsolidated joint ventures	6,605	6,545
PNOI excluded from the "same-property" population	(21,206)	(4,787)
Earnings from Service Operations	(1,480)	(1,650)
Rental Operations revenues and expenses excluded from PNOI	(13,111)	(24,474)
Non-Segment Items	(50,535)	105,015
SPNOI	$178,080	$166,037	7.3%
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

We believe that the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average commencement occupancy and average cash rental rate for the properties included in SPNOI for the respective periods:

	Three Months Ended March 31,
	2022	2021
Number of properties	487	487
Square feet (in thousands) (1)	133,484	133,484
Average commencement occupancy percentage (2)	98.5%	97.9%
Average rental rate - cash basis (3)	$5.31	$5.13
(1) Includes the total square feet of the consolidated properties that are in the "same-property" population as well as 6.1 million square feet of space for unconsolidated joint ventures, which represents our ratable share of the 15.2 million total square feet of space for buildings owned by unconsolidated joint ventures that are in the "same-property" population.
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

Comparison of Three Months Ended March 31, 2022 to Three Months Ended March 31, 2021
Rental and Related Revenue
The following table sets forth rental and related revenue (in thousands):

	Three Months Ended March 31,
	2022	2021
Rental and related revenue:
Industrial	$273,670	$256,670
Non-reportable Rental Operations and non-segment revenues	1,544	1,509
Total rental and related revenue	$275,214	$258,179
The primary reasons for the increase in rental and related revenue were:
•We acquired 11 properties and placed 23 developments in service from January 1, 2021 to March 31, 2022, which provided incremental revenues of $22.4 million during the three months ended March 31, 2022, as compared to the same period in 2021.
•Rental and related revenue from our "same-property" portfolio increased by $8.8 million during the three months ended March 31, 2022, as compared to the same period in 2021. These increased revenues were primarily driven by rental rate growth and occupancy within our "same-property" portfolio.
•The sale of 34 in-service properties since January 1, 2021 resulted in a decrease of $15.2 million to rental and related revenue during the three months ended March 31, 2022, as compared to the same period in 2021, which partially offset the aforementioned increases to rental and related revenue.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes (in thousands):

	Three Months Ended March 31,
	2022	2021
Rental expenses:
Industrial	$25,150	$27,824
Non-reportable Rental Operations and non-segment expenses	136	306
Total rental expenses	$25,286	$28,130
Real estate taxes:
Industrial	$43,794	$41,164
Non-reportable Rental Operations and non-segment expenses	134	6
Total real estate tax expense	$43,928	$41,170

Overall, rental expenses decreased by $2.8 million during the three months ended March 31, 2022, compared to the same period in 2021. The decrease in rental expenses was primarily due to the sale of certain properties that had significant snow removal expenses during the three months ended March 31, 2021, partially offset by the impact of developments placed in service and acquisitions.

Overall, real estate tax expense increased by $2.8 million during the three months ended March 31, 2022, compared to the same period in 2021. The increase in real estate tax expense was mainly due to higher real estate tax assessments in certain of our markets and the result of acquisitions and developments placed in service from January 1, 2021 to March 31, 2022, which have generally been concentrated in markets with higher tax rates and/or assessed values. These increases were partially offset by the impact of property sales.
Depreciation and Amortization
Depreciation and amortization expense was $94.0 million and $93.6 million for the three months ended March 31, 2022 and 2021, respectively. The impact of acquired properties and developments placed in service was offset by property dispositions.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures represents our ownership share of net income from investments in unconsolidated joint ventures that generally own and operate rental properties. Equity in earnings from unconsolidated joint ventures was $3.8 million and $16.3 million for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2021, we recognized $10.6 million of equity in earnings of unconsolidated joint ventures related to gains on the distribution of joint venture assets to our partner in two unconsolidated joint ventures made in connection with a plan of dissolution. We also recognized $2.3 million of equity in earnings related to our share of gains on land sales to unrelated parties by an unconsolidated joint venture. There were no such transactions in the corresponding period in 2022.

Gain on Sale of Properties
The $210.7 million recognized as gain on sale of properties for the three months ended March 31, 2022 was primarily the result of the sale of four properties.
The $21.4 million recognized as gain on sale of properties for the three months ended March 31, 2021 was primarily the result of the sale of two properties.

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
General and administrative expenses were $23.9 million and $24.2 million for the three months ended March 31, 2022 and 2021, respectively. The following table sets forth the factors that led to the decreased general and administrative expenses (in millions):

General and administrative expenses - three months ended March 31, 2021	$24.2
Increase to overall pool of overhead costs	4.3
Impact of increased allocation of costs to leasing and development activities (1)	(2.0)
Increased allocation of costs to Service Operations and Rental Operations	(2.6)
General and administrative expenses - three months ended March 31, 2022	$23.9
(1) We capitalized $2.0 million and $6.2 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the three months ended March 31, 2022, compared to capitalizing $2.1 million and $6.7 million of such costs, respectively, during the three months ended March 31, 2021. Combined overhead costs capitalized to leasing and development totaled 17.6% and 20.7% of our overall pool of overhead costs for the three months ended March 31, 2022 and 2021, respectively. Additionally, $5.5 million of our total overhead costs, which were not capitalizable, were recorded as expenses and presented separately in the line item "Non-Incremental Costs Related to Successful Leases" on the Consolidated Statements of Operations for the three months ended March 31, 2022, compared to $3.0 million of such expenses for the three months ended March 31, 2021.
Interest Expense
Interest expense was $20.0 million and $22.5 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in interest expense for the three months ended March 31, 2022 was primarily due to lower average interest rates resulting from refinancing unsecured notes and higher capitalized interest expense.
We capitalized $9.1 million and $8.0 million of interest costs for the three months ended March 31, 2022 and 2021, respectively.
Debt Extinguishment
During the three months ended March 31, 2022, the Partnership redeemed $300.0 million of its unsecured notes due December 2024, which had a stated interest rate of 3.75%. A loss of $21.9 million was recognized in connection with the redemption of these notes, which included the prepayment premium and write-off of the unamortized deferred financing costs.
In January 2021, the Partnership assumed and immediately repaid $40.2 million of unsecured debt related to the assets received as part of the dissolution of unconsolidated joint ventures.

Liquidity and Capital Resources

Overview
We expect to meet our short-term liquidity requirements over the next 12 months, which include payments of dividends and distributions, completion of development projects that are currently under construction and capital expenditures needed to maintain our current real estate assets, through working capital, net cash provided by operating activities and short term borrowings on the Partnership's unsecured line of credit. We had $9.2 million of cash on hand and $260.0 million of outstanding borrowings on the Partnership's $1.20 billion unsecured line of credit at March 31, 2022.

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

Debt securities issued by the Partnership are governed pursuant to certain indentures and related supplemental indentures, which also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, at March 31, 2022.

At March 31, 2022, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities (including guarantees of the Partnership's debt securities by the General Partner). Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of debt, development and future acquisitions and for other general corporate purposes.

In February 2022, the General Partner terminated its previous equity distribution agreement for the ATM equity program and entered into a new equity distribution agreement pursuant to which the General Partner may sell from time to time up to an aggregate offering price of $600.0 million of its common stock through sales agents or forward sellers. During the three months ended March 31, 2022, the General Partner issued a total of 698,000 common shares pursuant to its ATM equity program, resulting in net proceeds of $39.5 million after paying total compensation of $400,000 to the applicable sales agents, in addition to other fees paid totaling $207,000. As of March 31, 2022, the ATM equity program had $559.9 million worth of common shares available to issue.

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
Sales of land and properties provided $315.1 million and $85.5 million in net proceeds during the three months ended March 31, 2022 and 2021, respectively.
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated joint ventures, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions. During the three months ended March 31, 2022, our share of capital distributions from unconsolidated joint ventures totaled $33.6 million related to our share of the distribution of proceeds from third party mortgage loans originated in connection with the contribution of three of our properties to a 20%-owned unconsolidated joint venture (see Note 6 to the consolidated financial statements included in Part I, Item 1 of this Report).

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
The following table summarizes our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	Three Months Ended March 31,
	2022	2021
Second generation tenant improvements	$4,472	$6,940
Second generation leasing costs	7,967	6,764
Building improvements	1,998	972
Total second generation capital expenditures	$14,437	$14,676
Development of real estate investments	$161,868	$140,432
Other deferred leasing costs	$12,280	$8,007

The capital expenditures in the table above include the capitalization of internal overhead costs. We capitalized $2.0 million and $2.1 million of overhead costs that are incremental to executing leases, including both first and second generation leases, during the three months ended March 31, 2022 and 2021, respectively. We capitalized $6.2 million and $6.7 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the three months ended March 31, 2022 and 2021, respectively. Combined overhead costs capitalized to leasing and development totaled 17.6% and 20.7% of our overall pool of overhead costs for the three months ended March 31, 2022 and 2021, respectively.
Further discussion of the capitalization of overhead costs can be found herein, in the quarter-to-quarter comparison of general and administrative expenses of this Item 2 as well as in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report.
In addition to the capitalization of overhead costs, the totals for development of real estate assets in the table above include the capitalization of $9.1 million and $8.0 million of interest costs during the three months ended March 31, 2022 and 2021, respectively.
Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.
Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Code in order to maintain its REIT status. We paid regular dividends or distributions of $0.28 per common share or Common Unit in the first quarter of 2022, and the General Partner's board of directors declared dividends or distributions of $0.28 per common share or Common Unit for the second quarter of 2022.
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

Debt Service and Maturities
Debt outstanding at March 31, 2022 had a face value totaling $3.69 billion with a weighted average interest rate of 2.81% and maturities at various dates through 2050. Of this total amount, we had $3.38 billion of unsecured debt, $55.1 million of secured debt and $260.0 million outstanding borrowings on our unsecured line of credit at March 31, 2022. Scheduled principal amortization and repayment of unsecured debt totaled $301.1 million for the three months ended March 31, 2022.
The following table is a summary of the scheduled future amortization and maturities of our indebtedness at March 31, 2022 (in thousands, except percentage data):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
Remainder of 2022	$3,582	$—	$3,582	5.12%
2023	4,893	—	4,893	5.24%
2024	5,155	—	5,155	5.26%
2025	5,102	—	5,102	5.11%
2026	3,238	635,000	638,238	2.46%
2027	1,615	475,000	476,615	3.18%
2028	1,307	500,000	501,307	4.45%
2029	1,359	400,000	401,359	2.88%
2030	1,413	350,000	351,413	1.86%
2031	1,469	450,000	451,469	1.84%
2032	1,233	515,332	516,565	2.45%
Thereafter	2,028	332,402	334,430	3.19%
	$32,394	$3,657,734	$3,690,128	2.81%

The Partnership’s unsecured line of credit is reflected in the table above as maturing in March 2026, based on the ability to exercise the two six-month extension options from its stated maturity date of March 2025 (see Note 7 to the consolidated financial statements included in Part I, Item 1 of this Report). We anticipate generating capital to fund our debt maturities by using undistributed cash generated from our Rental Operations and property dispositions and by raising additional capital from future debt or equity transactions.

Repayments of Outstanding Debt

To the extent that it supports our overall capital strategy, we may purchase or redeem some of our outstanding unsecured notes prior to their stated maturities.

In February 2022, we redeemed $300.0 million of unsecured notes that were scheduled to mature in December 2024.

Contractual Obligations

Aside from repayment of long-term debt described above, there have been no other material changes in our outstanding commitments since December 31, 2021, as previously discussed in our 2021 Annual Report.

Historical Cash Flows
Cash, cash equivalents and restricted cash were $21.7 million and $22.2 million at March 31, 2022 and 2021, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Three Months Ended March 31,
	2022	2021

Net cash provided by operating activities	$142.3	$150.1
Net cash used for investing activities	$(103.8)	$(210.3)
Net cash (used for) provided by financing activities	$(120.0)	$15.1

Operating Activities

Cash flows from operating activities provide the cash necessary to meet our operational requirements and the receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. The decrease in net cash provided by operating activities was primarily due to the timing of interest payments on our unsecured notes, the timing and amount of payroll-related costs as well as other changes in working capital.

Investing Activities

Highlights of significant cash sources and uses are as follows (in millions):

	Three Months Ended March 31,
	2022	2021

Development of real estate investments	$(161.9)	$(140.4)
Acquisition of buildings, land and other real estate assets	(235.3)	(99.3)
Proceeds from sale of land and properties, net	315.1	85.5
Second generation tenant improvements, leasing costs and building improvements	(14.4)	(14.7)
Issuance of secured loan	—	(31.7)
Capital distributions from unconsolidated joint ventures	33.6	3.5
Capital contributions and advances to unconsolidated joint ventures	(10.6)	—

Financing Activities
Highlights of cash inflows and outflows from equity transactions are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Proceeds from issuances of common shares under ATM equity programs	$39.5	$29.5
Distributions to common shareholders	(107.2)	(95.3)
Distributions to limited partners	(1.1)	(0.9)
Highlights of cash inflows and outflows from debt transactions are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Proceeds from the issuance of debt
Senior unsecured debt	$—	$446.6

Repurchase of and repayments on debt (including extinguishment costs)
Senior unsecured debt	$(320.1)	$(40.2)

Borrowings (repayments) on line of credit, net
Unsecured line of credit	$260.0	$(295.0)

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

	Remainder of 2022	2023	2024	2025	2026	Thereafter	Face Value	Fair Value
Long-Term Debt:
Fixed rate secured debt	$3,282	$4,593	$4,855	$4,702	$3,238	$33,158	$53,828	$54,784
Weighted average interest rate	5.54%	5.55%	5.56%	5.51%	5.27%	4.08%	4.62%
Variable rate secured debt	$300	$300	$300	$400	$—	$—	$1,300	$1,300
Weighted average interest rate	0.47%	0.47%	0.47%	0.47%	N/A	N/A	0.47%
Fixed rate unsecured debt	$—	$—	$—	$—	$375,000	$3,000,000	$3,375,000	$3,178,133
Weighted average interest rate	N/A	N/A	N/A	N/A	3.36%	2.86%	2.92%
Variable rate unsecured line of credit	$—	$—	$—	$—	$260,000	$—	$260,000	$260,000
Rate at March 31, 2022	N/A	N/A	N/A	N/A	1.13%	N/A	1.13%
The Partnership’s unsecured line of credit is reflected in the table above as maturing in March 2026, based on the ability to exercise the two six-month extension options from its stated maturity date of March 2025 (see Note 7 to the consolidated financial statements included in Part I, Item 1 of this Report).

As the above table incorporates only those exposures that existed at March 31, 2022, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise, our hedging strategies at that time, to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our unsecured line of credit, to the extent there are outstanding borrowings, will be affected by fluctuations in the one month LIBOR indices or applicable replacement rates, changes in our credit rating as well as certain sustainability linked metrics achieved each year. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.

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

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We are not subject to any material pending legal proceedings other than routine litigation arising in the ordinary course of business. We presently believe that all of the proceedings to which we were subject as of March 31, 2022, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the information set forth in this Report, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption "Item 1A. Risk Factors" in our 2021 Annual Report. The risks and uncertainties described in our 2021 Annual Report are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations. There have not been any material changes to the risk factors that we face since our 2021 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities
None
(b) Use of Proceeds
None
(c) Issuer Purchases of Equity Securities
From time to time, we repurchase our securities under a repurchase program that initially was approved by the General Partner's board of directors and publicly announced in October 2001 (the "Repurchase Program").
On January 26, 2022, the General Partner's board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $300.0 million of the General Partner's common shares, $750.0 million of the Partnership's debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairman of the finance committee of the board of directors of planned repurchases within these limits. We did not repurchase any equity securities through the Repurchase Program during the three months ended March 31, 2022.

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

10.1
Equity Distribution Agreement, dated February 18, 2022, by and among the Company, the Partnership and each Agent and its related Forward Purchaser (filed as Exhibit 1.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on February 18, 2022, and incorporated herein by this reference).

10.2
Form of Master Confirmation (filed as Exhibit 1.2 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on February 18, 2022, and incorporated herein by this reference).

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
By: DUKE REALTY CORPORATION, its general partner

/s/ James B. Connor
James B. Connor
Chairman and Chief Executive Officer of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner

Date:	April 29, 2022