Form 10-Q
period 2022-06-30
DUKE REALTY CORP; DUKE REALTY Ltd PARTNERSHIP/
filed 2022-08-08
CIK 783280, 1003410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
The number of shares of Duke Realty Corporation's common stock outstanding at August 4, 2022 was 384,992,716.

EXPLANATORY NOTE
This report (the "Report") combines the quarterly reports on Form 10-Q for the period ended June 30, 2022 of both Duke Realty Corporation and Duke Realty Limited Partnership. Unless stated otherwise or the context otherwise requires, references to "Duke Realty Corporation" or the "General Partner" mean Duke Realty Corporation and its consolidated subsidiaries, and references to the "Partnership" mean Duke Realty Limited Partnership and its consolidated subsidiaries. The terms the "Company," "we," "us" and "our" refer to the General Partner and the Partnership, collectively, and those entities owned or controlled by the General Partner and/or the Partnership.
Duke Realty Corporation is a self-administered and self-managed real estate investment trust ("REIT") and is the sole general partner of the Partnership, owning approximately 98.9% of the common partnership interests of the Partnership ("General Partner Units") as of June 30, 2022. The remaining 1.1% of the common partnership interests ("Limited Partner Units" and, together with the General Partner Units, the "Common Units") are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership.
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

DUKE REALTY CORPORATION/DUKE REALTY LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$9,994,446	$9,616,076
Construction in progress	997,320	744,871
Investments in and advances to unconsolidated joint ventures	207,977	168,336
Undeveloped land	600,292	473,317
	11,800,035	11,002,600
Accumulated depreciation	(1,808,388)	(1,684,413)
Net real estate investments	9,991,647	9,318,187

Real estate investments and other assets held-for-sale	—	144,651

Cash and cash equivalents	44,195	69,752
Accounts receivable	13,208	13,449
Straight-line rent receivable	194,474	172,225
Receivables on construction contracts, including retentions	35,651	57,258
Deferred leasing and other costs, net of accumulated amortization of $216,309 and $209,975	341,923	337,936
Other escrow deposits and other assets	337,184	332,197
Total assets	$10,958,282	$10,445,655
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $285 and $304	$57,150	$59,418
Unsecured debt, net of deferred financing costs of $43,470 and $45,136	3,831,530	3,629,864
	3,888,680	3,689,282

Liabilities related to real estate investments held-for-sale	—	6,278

Construction payables and amounts due subcontractors, including retentions	123,428	107,009
Accrued real estate taxes	87,569	77,464
Accrued interest	22,925	20,815
Other liabilities	365,680	339,023
Tenant security deposits and prepaid rents	62,247	66,823
Total liabilities	4,550,529	4,306,694
Shareholders' equity:
Common shares ($0.01 par value); 600,000 shares authorized; 384,821 and 382,513 shares issued and outstanding, respectively	3,848	3,825
Additional paid-in capital	6,262,634	6,143,147
Accumulated other comprehensive loss	(26,233)	(28,011)
Retained earnings (distributions in excess of net income)	60,571	(75,210)
Total shareholders' equity	6,300,820	6,043,751
Noncontrolling interests	106,933	95,210
Total equity	6,407,753	6,138,961
Total liabilities and equity	$10,958,282	$10,445,655
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and six months ended June 30,
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
Revenues:
Rental and related revenue	$280,145	$253,971	$555,359	$512,150
General contractor and service fee revenue	5,143	17,721	8,092	48,834
	285,288	271,692	563,451	560,984
Expenses:
Rental expenses	21,240	18,515	46,526	46,645
Real estate taxes	43,728	41,368	87,656	82,538
General contractor and other services expenses	3,730	14,066	5,199	43,529
Depreciation and amortization	93,944	91,729	187,945	185,302
	162,642	165,678	327,326	358,014
Other operating activities:
Equity in earnings of unconsolidated joint ventures	5,565	10,590	9,380	26,858
Gain on sale of properties	24,832	95,183	235,579	116,543
Gain on land sales	2,025	9,900	3,117	11,138
Other operating expenses	(531)	(338)	(1,310)	(1,483)
Impairment charges	(1,563)	—	(1,563)	—
Non-incremental costs related to successful leases	(3,502)	(4,027)	(9,014)	(6,985)
General and administrative expenses	(27,496)	(15,879)	(51,409)	(40,096)
	(670)	95,429	184,780	105,975
Operating income	121,976	201,443	420,905	308,945
Other income (expenses):
Interest and other income, net	939	1,673	1,764	2,136
Interest expense	(18,734)	(21,072)	(38,733)	(43,579)
Loss on debt extinguishment	—	(3,938)	(21,948)	(4,008)
Gain on involuntary conversion	—	3,222	—	3,222
Income before income taxes	104,181	181,328	361,988	266,716
Income tax expense	(493)	(3,672)	(6,823)	(8,856)
Net income	103,688	177,656	355,165	257,860
Net income attributable to noncontrolling interests	(1,218)	(1,839)	(3,774)	(2,681)
Net income attributable to common shareholders	$102,470	$175,817	$351,391	$255,179

Weighted average number of common shares outstanding	384,519	376,020	383,619	374,850
Weighted average number of common shares and potential dilutive securities	389,199	381,621	389,265	380,334

Net income per common share attributable to common shareholders - basic	$0.27	$0.47	$0.91	$0.68

Net income per common share attributable to common shareholders - diluted	$0.27	$0.47	$0.91	$0.68

Comprehensive income:
Net income	$103,688	$177,656	$355,165	$257,860
Other comprehensive income:
Amortization of interest rate swap contracts	889	890	1,778	1,779
Comprehensive income	$104,577	$178,546	$356,943	$259,639
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30,
(in thousands)
(Unaudited)

	Six Months Ended
	2022	2021
Cash flows from operating activities:
Net income	$355,165	$257,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	158,194	156,470
Amortization of deferred leasing and other costs	29,751	28,832
Amortization of deferred financing costs	4,958	4,888
Straight-line rental income and expense, net	(21,808)	(14,497)
Impairment charges	1,563	—
Loss on debt extinguishment	21,948	4,008
Gain on involuntary conversion	—	(3,222)
Gain on land and property sales	(238,696)	(127,681)
Third-party construction contracts, net	1,649	(1,588)
Other accrued revenues and expenses, net	12,329	23,993
Operating distributions received in excess of (less than) equity in earnings from unconsolidated joint ventures	3,059	(17,113)
Net cash provided by operating activities	328,112	311,950
Cash flows from investing activities:
Development of real estate investments	(353,492)	(332,091)
Acquisition of buildings and related intangible assets	(89,113)	(218,788)
Acquisition of land and other real estate assets	(308,554)	(223,280)
Second generation tenant improvements, leasing costs and building improvements	(33,457)	(33,747)
Other deferred leasing costs	(20,678)	(16,448)
Other assets	(11,525)	(48,736)
Proceeds from land and property sales, net	334,696	265,973
Capital distributions from unconsolidated joint ventures	33,645	20,503
Capital contributions and advances to unconsolidated joint ventures	(12,519)	(8,986)
Net cash used for investing activities	(460,997)	(595,600)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	116,107	187,217
Proceeds from unsecured debt	500,000	446,634
Payments on unsecured debt	(320,110)	(127,758)
Payments on secured indebtedness including principal amortization	(2,143)	(2,028)
Repayments on line of credit, net	—	(30,000)
Distributions to common shareholders	(214,824)	(191,082)
Distributions to noncontrolling interests	(2,532)	(2,116)
Tax payments on stock-based compensation awards	(7,254)	(4,757)
Change in book cash overdrafts	24,745	3,758
Other financing activities	48	(270)
Deferred financing costs	(2,418)	(9,961)
Redemption of Limited Partner Units	—	(37)
Net cash provided by financing activities	91,619	269,600
Net decrease in cash, cash equivalents and restricted cash	(41,266)	(14,050)
Cash, cash equivalents and restricted cash at beginning of period	103,164	67,223
Cash, cash equivalents and restricted cash at end of period	$61,898	$53,173
Non-cash activities:
Lease liabilities arising from right-of-use assets	$636	$18,257
Assumption of indebtedness and other liabilities in real estate acquisitions	$22,163	$84,354
Contribution of properties to unconsolidated joint venture	$67,148	$—
Non-cash distribution of assets from unconsolidated joint ventures, net	$—	$11,124
Issuance of Limited Partner Units for acquisition	$—	$11,576
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three and six months ended June 30, 2022 and 2021
(in thousands, except per share data)
(Unaudited)

Common Shareholders
Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Distributions in Excess of Net Income)	Noncontrolling Interests	Total

Balance at March 31, 2022	$3,835	$6,185,119	$(27,122)	$65,973	$106,719	$6,334,524
Net income	—	—	—	102,470	1,218	103,688
Other comprehensive income	—	—	889	—	—	889
Issuance of common shares	13	75,516	—	—	—	75,529
Stock-based compensation plan activity	—	1,999	—	(223)	442	2,218
Distributions to common shareholders ($0.28 per share)	—	—	—	(107,649)	—	(107,649)
Distributions to noncontrolling interests	—	—	—	—	(1,446)	(1,446)
Balance at June 30, 2022	$3,848	$6,262,634	$(26,233)	$60,571	$106,933	$6,407,753

Balance at December 31, 2021	$3,825	$6,143,147	$(28,011)	$(75,210)	$95,210	$6,138,961
Net income	—	—	—	351,391	3,774	355,165
Other comprehensive income	—	—	1,778	—	—	1,778
Issuance of common shares	20	116,087	—	—	—	116,107
Stock-based compensation plan activity	3	3,400	—	(786)	10,481	13,098
Distributions to common shareholders ($0.56 per share)	—	—	—	(214,824)	—	(214,824)
Distributions to noncontrolling interests	—	—	—	—	(2,532)	(2,532)
Balance at June 30, 2022	$3,848	$6,262,634	$(26,233)	$60,571	$106,933	$6,407,753

Common Shareholders
Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Noncontrolling Interests	Total

Balance at March 31, 2021	$3,743	$5,756,738	$(30,679)	$(548,843)	$78,182	$5,259,141
Net income	—	—	—	175,817	1,839	177,656
Other comprehensive income	—	—	890	—	—	890
Issuance of common shares	34	156,802	—	—	—	156,836
Stock-based compensation plan activity		2,687	—	(278)	3,234	5,643
Issuance of Limited Partner Units	—	—	—	—	11,576	11,576
Conversion of Limited Partner Units	3	4,744	—	—	(4,747)	—
Redemption of Limited Partner Units	—	(40)	—	—	3	(37)
Distributions to common shareholders ($0.255 per share)	—	—	—	(95,772)	—	(95,772)
Distributions to noncontrolling interests	—	—	—	—	(1,024)	(1,024)
Balance at June 30, 2021	$3,780	$5,920,931	$(29,789)	$(469,076)	$89,063	$5,514,909

Balance at December 31, 2020	$3,733	$5,723,326	$(31,568)	$(532,519)	$71,476	$5,234,448
Net income	—	—	—	255,179	2,681	257,860
Other comprehensive income	—	—	1,779	—	—	1,779
Issuance of common shares	41	187,176	—	—	—	187,217
Stock-based compensation plan activity	3	5,426	—	(654)	10,489	15,264
Conversion of Limited Partner Units	3	5,043	—	—	(5,046)	—
Issuance of Limited Partner Units	—	—	—	—	11,576	11,576
Redemption of Limited Partner Units	—	(40)	—	—	3	(37)
Distributions to common shareholders ($0.51 per share)	—	—	—	(191,082)	—	(191,082)
Distributions to noncontrolling interests	—	—	—	—	(2,116)	(2,116)
Balance at June 30, 2021	$3,780	$5,920,931	$(29,789)	$(469,076)	$89,063	$5,514,909

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Real estate investments:
Real estate assets	$9,994,446	$9,616,076
Construction in progress	997,320	744,871
Investments in and advances to unconsolidated joint ventures	207,977	168,336
Undeveloped land	600,292	473,317
	11,800,035	11,002,600
Accumulated depreciation	(1,808,388)	(1,684,413)
Net real estate investments	9,991,647	9,318,187

Real estate investments and other assets held-for-sale	—	144,651

Cash and cash equivalents	44,195	69,752
Accounts receivable	13,208	13,449
Straight-line rent receivable	194,474	172,225
Receivables on construction contracts, including retentions	35,651	57,258
Deferred leasing and other costs, net of accumulated amortization of $216,309 and $209,975	341,923	337,936
Other escrow deposits and other assets	337,184	332,197
Total assets	$10,958,282	$10,445,655
LIABILITIES AND EQUITY
Indebtedness:
Secured debt, net of deferred financing costs of $285 and $304	$57,150	$59,418
Unsecured debt, net of deferred financing costs of $43,470 and $45,136	3,831,530	3,629,864
	3,888,680	3,689,282

Liabilities related to real estate investments held-for-sale	—	6,278

Construction payables and amounts due subcontractors, including retentions	123,428	107,009
Accrued real estate taxes	87,569	77,464
Accrued interest	22,925	20,815
Other liabilities	365,680	339,023
Tenant security deposits and prepaid rents	62,247	66,823
Total liabilities	4,550,529	4,306,694
Partners' equity:
Common equity (384,821 and 382,513 General Partner Units issued and outstanding, respectively)	6,327,053	6,071,762
Limited Partners' common equity (4,088 and 3,663 Limited Partner Units issued and outstanding, respectively)	102,579	90,679
Accumulated other comprehensive loss	(26,233)	(28,011)
Total partners' equity	6,403,399	6,134,430
Noncontrolling interests	4,354	4,531
Total equity	6,407,753	6,138,961
Total liabilities and equity	$10,958,282	$10,445,655
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
For the three and six months ended June 30,
(in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
Revenues:
Rental and related revenue	$280,145	$253,971	$555,359	$512,150
General contractor and service fee revenue	5,143	17,721	8,092	48,834
	285,288	271,692	563,451	560,984
Expenses:
Rental expenses	21,240	18,515	46,526	46,645
Real estate taxes	43,728	41,368	87,656	82,538
General contractor and other services expenses	3,730	14,066	5,199	43,529
Depreciation and amortization	93,944	91,729	187,945	185,302
	162,642	165,678	327,326	358,014
Other operating activities:
Equity in earnings of unconsolidated joint ventures	5,565	10,590	9,380	26,858
Gain on sale of properties	24,832	95,183	235,579	116,543
Gain on land sales	2,025	9,900	3,117	11,138
Other operating expenses	(531)	(338)	(1,310)	(1,483)
Impairment charges	(1,563)	—	(1,563)	—
Non-incremental costs related to successful leases	(3,502)	(4,027)	(9,014)	(6,985)
General and administrative expenses	(27,496)	(15,879)	(51,409)	(40,096)
	(670)	95,429	184,780	105,975
Operating income	121,976	201,443	420,905	308,945
Other income (expenses):
Interest and other income, net	939	1,673	1,764	2,136
Interest expense	(18,734)	(21,072)	(38,733)	(43,579)
Loss on debt extinguishment	—	(3,938)	(21,948)	(4,008)
Gain on involuntary conversion	—	3,222	—	3,222
Income before income taxes	104,181	181,328	361,988	266,716
Income tax expense	(493)	(3,672)	(6,823)	(8,856)
Net income	103,688	177,656	355,165	257,860
Net income attributable to noncontrolling interests	(90)	(101)	(183)	(182)
Net income attributable to common unitholders	$103,598	$177,555	$354,982	$257,678

Weighted average number of Common Units outstanding	388,541	379,790	387,534	378,523
Weighted average number of Common Units and potential dilutive securities	389,199	381,621	389,265	380,334

Net income per Common Unit attributable to common unitholders - basic	$0.27	$0.47	$0.91	$0.68

Net income per Common Unit attributable to common unitholders - diluted	$0.27	$0.47	$0.91	$0.68

Comprehensive income:
Net income	$103,688	$177,656	$355,165	$257,860
Other comprehensive income:
Amortization of interest rate swap contracts	889	890	1,778	1,779
Comprehensive income	$104,577	$178,546	$356,943	$259,639

See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30,
(in thousands)
(Unaudited)

	Six Months Ended
	2022	2021
Cash flows from operating activities:
Net income	$355,165	$257,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	158,194	156,470
Amortization of deferred leasing and other costs	29,751	28,832
Amortization of deferred financing costs	4,958	4,888
Straight-line rental income and expense, net	(21,808)	(14,497)
Impairment charges	1,563	—
Loss on debt extinguishment	21,948	4,008
Gain on involuntary conversion	—	(3,222)
Gain on land and property sales	(238,696)	(127,681)
Third-party construction contracts, net	1,649	(1,588)
Other accrued revenues and expenses, net	12,329	23,993
Operating distributions received in excess of (less than) equity in earnings from unconsolidated joint ventures	3,059	(17,113)
Net cash provided by operating activities	328,112	311,950
Cash flows from investing activities:
Development of real estate investments	(353,492)	(332,091)
Acquisition of buildings and related intangible assets	(89,113)	(218,788)
Acquisition of land and other real estate assets	(308,554)	(223,280)
Second generation tenant improvements, leasing costs and building improvements	(33,457)	(33,747)
Other deferred leasing costs	(20,678)	(16,448)
Other assets	(11,525)	(48,736)
Proceeds from land and property sales, net	334,696	265,973
Capital distributions from unconsolidated joint ventures	33,645	20,503
Capital contributions and advances to unconsolidated joint ventures	(12,519)	(8,986)
Net cash used for investing activities	(460,997)	(595,600)
Cash flows from financing activities:
Contributions from the General Partner	116,107	187,217
Proceeds from unsecured debt	500,000	446,634
Payments on unsecured debt	(320,110)	(127,758)
Payments on secured indebtedness including principal amortization	(2,143)	(2,028)
Repayments on line of credit, net	—	(30,000)
Distributions to common unitholders	(216,996)	(192,983)
Distributions to noncontrolling interests	(360)	(215)
Tax payments on stock-based compensation awards	(7,254)	(4,757)
Change in book cash overdrafts	24,745	3,758
Other financing activities	48	(270)
Deferred financing costs	(2,418)	(9,961)
Redemption of Limited Partner Units	—	(37)
Net cash provided by financing activities	91,619	269,600
Net decrease in cash, cash equivalents and restricted cash	(41,266)	(14,050)
Cash, cash equivalents and restricted cash at beginning of period	103,164	67,223
Cash, cash equivalents and restricted cash at end of period	$61,898	$53,173
Non-cash activities:
Lease liabilities arising from right-of-use assets	$636	$18,257
Assumption of indebtedness and other liabilities in real estate acquisitions	$22,163	$84,354
Contribution of properties to unconsolidated joint venture	$67,148	$—
Non-cash distribution of assets from unconsolidated joint ventures, net	$—	$11,124
Issuance of Limited Partner Units for acquisition	$—	$11,576
See accompanying Notes to Consolidated Financial Statements

DUKE REALTY LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three and six months ended June 30, 2022 and 2021
(in thousands, except per unit data)
(Unaudited)

Common Unitholders
General	Limited	Accumulated
Partner's	Partners'	Other	Total
Common Equity	Common Equity	Comprehensive Loss	Partners' Equity	Noncontrolling Interests	Total Equity

Balance at March 31, 2022	$6,254,927	$102,095	$(27,122)	$6,329,900	$4,624	$6,334,524
Net income	102,470	1,128	—	103,598	90	103,688
Other comprehensive income	—	—	889	889	—	889
Capital contribution from the General Partner	75,529	—	—	75,529	—	75,529
Stock-based compensation plan activity	1,776	442	—	2,218	—	2,218
Distributions to noncontrolling interests	—	—	—	—	(360)	(360)
Distributions to common unitholders ($0.28 per Common Unit)	(107,649)	(1,086)	—	(108,735)	—	(108,735)
Balance at June 30, 2022	$6,327,053	$102,579	$(26,233)	$6,403,399	$4,354	$6,407,753

Balance at December 31, 2021	$6,071,762	$90,679	$(28,011)	$6,134,430	$4,531	$6,138,961
Net income	351,391	3,591	—	354,982	183	355,165
Other comprehensive income	—	—	1,778	1,778	—	1,778
Capital contribution from the General Partner	116,107	—	—	116,107	—	116,107
Stock-based compensation plan activity	2,617	10,481	—	13,098	—	13,098
Distributions to noncontrolling interests	—	—	—	—	(360)	(360)
Distributions to common unitholders ($0.56 per Common Unit)	(214,824)	(2,172)	—	(216,996)	—	(216,996)
Balance at June 30, 2022	$6,327,053	$102,579	$(26,233)	$6,403,399	$4,354	$6,407,753

Common Unitholders
General	Limited	Accumulated
Partner's	Partners'	Other	Total
Common Equity	Common Equity	Comprehensive Loss	Partners' Equity	Noncontrolling Interests	Total Equity

Balance at March 31, 2021	$5,211,638	$73,649	$(30,679)	$5,254,608	$4,533	$5,259,141
Net income	175,817	1,738	—	177,555	101	177,656
Other comprehensive income	—	—	890	890	—	890
Capital contribution from the General Partner	156,836	—	—	156,836	—	156,836
Stock-based compensation plan activity	2,409	3,234	—	5,643	—	5,643
Issuance of Limited Partner Units	—	11,576	—	11,576	—	11,576
Conversion of Limited Partner Units	4,747	(4,747)	—	—	—	—
Redemption of Limited Partner Units	(40)	3	—	(37)	—	(37)
Distributions to common unitholders ($0.255 per Common Unit)	(95,772)	(959)	—	(96,731)	—	(96,731)
Distributions to noncontrolling interests	—	—	—	—	(65)	(65)
Balance at June 30, 2021	$5,455,635	$84,494	$(29,789)	$5,510,340	$4,569	$5,514,909

Balance at December 31, 2020	$5,194,540	$66,874	$(31,568)	$5,229,846	$4,602	$5,234,448
Net income	255,179	2,499	—	257,678	182	257,860
Other comprehensive income	—	—	1,779	1,779	—	1,779
Capital contribution from the General Partner	187,217	—	—	187,217	—	187,217
Stock-based compensation plan activity	4,775	10,489	—	15,264	—	15,264
Issuance of Limited Partner Units	—	11,576	—	11,576	—	11,576
Conversion of Limited Partner Units	5,046	(5,046)	—	—	—	—
Redemption of Limited Partner Units	(40)	3	—	(37)	—	(37)
Distributions to common unitholders ($0.51 per Common Unit)	(191,082)	(1,901)	—	(192,983)	—	(192,983)
Distributions to noncontrolling interests	—	—	—	—	(215)	(215)
Balance at June 30, 2021	$5,455,635	$84,494	$(29,789)	$5,510,340	$4,569	$5,514,909

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
The General Partner is the sole general partner of the Partnership, owning approximately 98.9% of the Common Units as of June 30, 2022. The remaining 1.1% of the Common Units are owned by limited partners. As the sole general partner of the Partnership, the General Partner has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Partnership. The General Partner and the Partnership are operated as one enterprise. The management of the General Partner consists of the same members as the management of the Partnership. As the sole general partner with control of the Partnership, the General Partner consolidates the Partnership for financial reporting purposes, and the General Partner does not have any significant assets other than its investment in the Partnership. Therefore, the assets and liabilities of the General Partner and the Partnership are substantially the same.
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
As of June 30, 2022, we owned and operated a portfolio primarily consisting of industrial properties and provided real estate services to third-party owners, customers and joint ventures. Substantially all of our Rental Operations (see Note 10) are conducted through the Partnership. We conduct our Service Operations (see Note 10) through Duke Realty Services, LLC, Duke Realty Services Limited Partnership and Duke Construction Limited Partnership ("DCLP"), which are consolidated entities that are 100% owned by a combination of the General Partner and the Partnership. DCLP is owned through a taxable REIT subsidiary. The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries.

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
All revenues related to lease and lease-related services are included in, and comprise substantially all of, the caption "Rental and Related Revenue" on the Consolidated Statements of Operations and Comprehensive Income. The components of Rental and Related Revenue are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Rental revenue - fixed payments	$211,501	$189,173	$414,198	$376,560
Rental revenue - variable payments (1)	68,644	64,798	141,161	135,590
Rental and related revenue	$280,145	$253,971	$555,359	$512,150
(1) Primarily includes tenant recoveries for real estate taxes, insurance and CAM.
Lessee Accounting
As of June 30, 2022, our lease arrangements, where we are the lessee, primarily consisted of office and ground leases. For these lease arrangements, as required by Accounting Standards Codification Topic 842, Leases ("ASC 842"), we recognized right-of-use ("ROU") assets and the corresponding lease liabilities representing the discounted value of future lease payments. In determining these amounts, we elected an available practical expedient that allows us, as a lessee, to not separate lease and non-lease components.
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

	June 30, 2022	December 31, 2021
ROU assets	$35,606	$36,774
Lease liabilities	40,468	41,363
For our finance leases, we recognized ROU assets and related lease liabilities as follows (in thousands):

	June 30, 2022	December 31, 2021
ROU assets	$37,191	$37,540
Lease liabilities	39,645	39,194
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

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$44,195	$69,752
Restricted cash included in other escrow deposits and other assets	17,703	33,412
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$61,898	$103,164

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
In July 2021, we entered into a 20%-owned unconsolidated joint venture with CBRE Global Investors with plans to contribute three tranches of properties. We contributed the third tranche of properties in January 2022. The joint venture financed the acquisition of these properties with a combination of third party first mortgage loans and equity contributions from our partner in this joint venture. Upon closing of the final contribution, we recorded the ownership interest obtained at fair value as part of Investments in and Advances to Unconsolidated Joint Ventures on the Consolidated Balance Sheets as of June 30, 2022 and recognized the full gain of $188.3 million as part of Gain on Sale of Properties on the Consolidated Financial Statement of Operations and Comprehensive Income for the six months ended June 30, 2022.
There were no unconsolidated joint ventures, in which we have any recognized assets or liabilities or have retained any economic exposure to loss at June 30, 2022, that met the criteria to be considered VIEs. Our maximum loss exposure for guarantees of unconsolidated joint venture indebtedness, none of which relate to VIEs, totaled $30.2 million at June 30, 2022.

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
Acquisitions
The following table summarizes our real estate acquisition activities for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	2022	2021
Buildings:
Number of buildings	2	4
Cash paid at time of acquisition	$89,113	$218,788
Land and other real estate assets:
Acres of land	334	178
Cash paid at time of acquisition (1)	$308,554	$223,280

(1) Includes the cash acquisition cost of other real estate investments totaling $154.3 million for the six months ended June 30, 2022. There were no acquisitions of other real estate investments for the six months ended June 30, 2021. See Note 11 for information on other real estate investments.

The following table summarizes total real estate assets recognized (in thousands), comprised of cash paid at the time of acquisition, a purchase deposit, capitalized transaction costs and below market lease liabilities, for the buildings acquired during the six months ended June 30, 2022:

Real estate assets	$95,868
Lease related intangible assets	407
Total acquired assets	$96,275
Below market lease liabilities	5,803

Fair Value Measurements

We determine the fair value of the individual components of real estate asset acquisitions primarily through calculating the "as-if vacant" value of a building, using an income approach, which relies significantly upon internally determined assumptions. We have determined that these estimates primarily rely upon level 3 inputs, which are unobservable inputs based on our own assumptions. The most significant assumptions used in calculating the "as-if vacant" value for acquisition activity during the six months ended June 30, 2022 are as follows:

Exit capitalization rate	4.75%
Annual net rental rate per square foot on acquired building	$13.80

The value that is allocated to the land underlying the acquired building relies on Level 3 inputs and is primarily determined by reference to recent comparable transactions.

Capitalized acquisition costs were insignificant and the fair value of net assets acquired from unrelated parties during the six months ended June 30, 2022, was substantially the same as the cost of acquisition.

Dispositions
Dispositions of buildings and undeveloped land generated net cash proceeds of $334.7 million and $266.0 million during the six months ended June 30, 2022 and 2021, respectively. The number of buildings sold is disclosed in Note 11.
In January 2022, we contributed the third tranche of three buildings to a 20%-owned unconsolidated joint venture. The joint venture financed the acquisition of these properties with a combination of third party first mortgage loans and equity contributions from our partner and we received $268.9 million of net cash proceeds. As part of the closing, we also received $33.6 million from our ownership share of proceeds from third party first mortgage loans, which was included in Capital Distributions from Unconsolidated Joint Ventures in the Consolidated Statements of Cash Flows for the six months ended June 30, 2022.

7.    Indebtedness

All debt is issued directly or indirectly by the Partnership. The General Partner does not have any indebtedness, but does guarantee some of the unsecured debt of the Partnership. The following table summarizes the book value and changes in the fair value of our debt (in thousands):

	Book Value at 12/31/2021	Book Value at 6/30/2022	Fair Value at 12/31/2021	Issuances and Assumptions	Payments/Payoffs	Adjustments to Fair Value	Fair Value at 6/30/2022
Fixed rate secured debt	$58,422	$56,135	$59,989	$—	$(2,143)	$(6,067)	$51,779
Variable rate secured debt	1,300	1,300	1,300	—	—	—	1,300
Unsecured debt	3,675,000	3,875,000	3,779,465	500,000	(300,000)	(510,887)	3,468,578
Total	$3,734,722	$3,932,435	$3,840,754	$500,000	$(302,143)	$(516,954)	$3,521,657
Less: Deferred financing costs	45,440	43,755
Total indebtedness as reported on the consolidated balance sheets	$3,689,282	$3,888,680

Secured Debt
Because our fixed rate secured debt is not actively traded in any marketplace, we utilized a discounted cash flow methodology to determine its fair value. Accordingly, we calculated fair value by applying an estimate of the current market rate to discount the debt's remaining contractual cash flows. Our estimate of a current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. The estimated market rates for all of our current fixed rate secured debt are between 4.50% and 4.60%, depending on the attributes of the specific loans. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our fixed rate secured debt was primarily based upon level 3 inputs.
Unsecured Debt
At June 30, 2022, our unsecured debt consisted of $3.38 billion of senior unsecured notes that are publicly traded and bore interest at fixed rates and a $500.0 million variable rate term loan.
In February 2022, we redeemed $300.0 million of 3.75% senior unsecured notes due December 2024. We recognized a loss of $21.9 million in connection with the redemption of these notes, which included the prepayment premium and write-off of unamortized deferred financing costs.
In June 2022, the Partnership amended and restated its existing revolving credit agreement (the "Amendment") to issue and draw down on a term loan with an aggregate commitment of $500.0 million. The term loan matures March 31, 2025 and bears interest at a variable rate equaling the one-month secured overnight financing rate ("SOFR") plus 0.850% (equal to 2.46% as of June 30, 2022). The Amendment allows prepayment on the term loan without penalty.
We utilized broker estimates in estimating the fair value of our fixed rate unsecured debt. The broker estimates took into account any recent trades within the same series of our fixed rate unsecured debt, comparisons to recent trades of other series of our fixed rate unsecured debt, trades of fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We reviewed these broker estimates for reasonableness and accuracy, considering whether the estimates were based upon market participant assumptions within the principal and most advantageous market and whether any other observable inputs would be more accurate indicators of fair value than the broker estimates. We concluded that the broker estimates were representative of fair value. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon level 3 inputs. The estimated trading values of our fixed rate unsecured debt, depending on the maturity and coupon rates, ranged from 74.00% to 111.00% of face value.

The indentures (and related supplemental indentures) governing our outstanding series of unsecured notes also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such financial covenants at June 30, 2022.
Unsecured Line of Credit
Our unsecured line of credit at June 30, 2022 is described as follows (in thousands):

Description	Borrowing Capacity	Maturity Date	Outstanding Balance at June 30, 2022
Unsecured Line of Credit - Partnership	$1,200,000	March 31, 2025	$—

As a result of entering the Amendment in June 2022, the automatic transition of benchmark rate on the unsecured line of credit from one-month LIBOR to SOFR was triggered. Our unsecured line of credit now bears interest at SOFR plus 0.775% with a reduction in borrowing costs if certain sustainability linked metrics are achieved each year. The line of credit matures on March 31, 2025 with two six-month extension options. Subject to certain conditions, the Amendment allows $300.0 million of incremental borrowing, in addition to the newly issued $500.0 million term loan, resulting in a total facility of up to $2.00 billion. This line of credit provides us with an option to obtain borrowings from financial institutions that participate in the line at rates that may be lower than the stated interest rate, subject to certain restrictions.
This line of credit contains financial covenants that require us to meet certain financial ratios and defined levels of performance, including those related to fixed charge coverage, unsecured interest expense coverage and debt-to-asset value (with asset value being defined in the Partnership's unsecured line of credit agreement). At June 30, 2022, we were in compliance with all financial covenants under this line of credit.
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
During the six months ended June 30, 2022, the General Partner issued 2.0 million common shares pursuant to its ATM equity program, generating gross proceeds of $115.8 million and, after deducting commissions and other costs, net proceeds of $114.3 million. The proceeds from these sales were contributed to the Partnership and used to fund development activities.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General Partner
Net income attributable to common shareholders	$102,470	$175,817	$351,391	$255,179
Less: dividends on participating securities	(319)	(365)	(645)	(735)
Basic net income attributable to common shareholders	$102,151	$175,452	$350,746	$254,444
Add back dividends on dilutive participating securities	—	365	645	735
Noncontrolling interest in earnings of common unitholders	1,128	1,738	3,591	2,499
Diluted net income attributable to common shareholders	$103,279	$177,555	$354,982	$257,678
Weighted average number of common shares outstanding	384,519	376,020	383,619	374,850
Weighted average Limited Partner Units outstanding	4,022	3,770	3,915	3,673
Other potential dilutive shares	658	1,831	1,731	1,811
Weighted average number of common shares and potential dilutive securities	389,199	381,621	389,265	380,334

Partnership
Net income attributable to common unitholders	$103,598	$177,555	$354,982	$257,678
Less: distributions on participating securities	(319)	(365)	(645)	(735)
Basic net income attributable to common unitholders	$103,279	$177,190	$354,337	$256,943
Add back distributions on dilutive participating securities	—	365	645	735
Diluted net income attributable to common unitholders	$103,279	$177,555	$354,982	$257,678
Weighted average number of Common Units outstanding	388,541	379,790	387,534	378,523
Other potential dilutive units	658	1,831	1,731	1,811
Weighted average number of Common Units and potential dilutive securities	389,199	381,621	389,265	380,334
The following table summarizes the data that is excluded from the computation of net income per common share or Common Unit as a result of being anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General Partner and Partnership
Other potential dilutive shares or units:
Anti-dilutive outstanding participating securities	1,282	—	—	—

10.    Segment Reporting
Reportable Segments
As of June 30, 2022, we had two reportable operating segments, the first consisting of the ownership and rental of industrial real estate investments. We continue to increase our investments in quality industrial properties largely based on anticipated geographic trends in supply and demand for industrial buildings, as well as the real estate needs of our major tenants that operate on a national level. We treat our industrial properties as a single operating and reportable segment based on our method of internal reporting. Properties not included in our reportable segments, because they are not industrial properties and do not by themselves meet the quantitative thresholds for separate presentation as a reportable segment, are generally referred to as non-reportable Rental Operations. Our non-reportable Rental Operations primarily include our remaining office properties and medical office property at June 30, 2022. The operations of our industrial properties, as well as our non-reportable Rental Operations, are collectively referred to as "Rental Operations."
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
Revenues by Reportable Segment
The following table shows the revenues for each of the reportable segments, as well as a reconciliation to consolidated revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Rental Operations:
Industrial	$278,628	$252,511	$552,298	$509,181
Non-reportable Rental Operations	1,360	1,279	2,733	2,788
Service Operations	5,143	17,721	8,092	48,834
Total segment revenues	285,131	271,511	563,123	560,803
Other revenue	157	181	328	181
Consolidated revenue	$285,288	$271,692	$563,451	$560,984

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
The following table shows a reconciliation of our segment-level measures of profitability to consolidated income before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
PNOI
Industrial	$196,611	$171,376	$385,760	$334,009
Non-reportable Rental Operations	3,585	1,230	6,738	2,503
PNOI, excluding all sold properties	200,196	172,606	392,498	336,512
PNOI from sold properties	228	12,974	1,367	27,076
PNOI	$200,424	$185,580	$393,865	$363,588

Earnings from Service Operations	1,413	3,655	2,893	5,305

Rental Operations revenues and expenses excluded from PNOI:
Straight-line rental income and expense, net	11,553	6,476	21,808	14,497
Revenues related to lease buyouts	377	—	547	310
Amortization of lease concessions and above and below market rents	3,195	2,609	5,783	5,441
Intercompany rents and other adjusting items	(290)	(698)	(952)	(1,116)
Non-Segment Items:
Equity in earnings of unconsolidated joint ventures	5,565	10,590	9,380	26,858
Interest expense	(18,734)	(21,072)	(38,733)	(43,579)
Depreciation and amortization expense	(93,944)	(91,729)	(187,945)	(185,302)
Gain on sale of properties	24,832	95,183	235,579	116,543
Impairment charges	(1,563)	—	(1,563)	—
Interest and other income, net	939	1,673	1,764	2,136
General and administrative expenses	(27,496)	(15,879)	(51,409)	(40,096)
Gain on land sales	2,025	9,900	3,117	11,138
Other operating expenses	(531)	(338)	(1,310)	(1,483)
Loss on extinguishment of debt	—	(3,938)	(21,948)	(4,008)
Gain on involuntary conversion	—	3,222	—	3,222
Non-incremental costs related to successful leases	(3,502)	(4,027)	(9,014)	(6,985)
Other non-segment revenues and expenses, net	(82)	121	126	247
Income before income taxes	$104,181	$181,328	$361,988	$266,716

11.    Real Estate Assets and Assets Held-for-Sale
Real Estate Assets
Real estate assets, excluding assets held-for-sale, consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Buildings and tenant improvements	$6,122,986	$6,007,848
Land and improvements	3,595,779	3,435,591
Other real estate investments (1)	275,681	172,637
Real estate assets	$9,994,446	$9,616,076

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
Assets Held-for-Sale
The following table illustrates the number of sold or held-for-sale properties in this Report:

	Held-for-Sale at June 30, 2022	Sold Year-to-Date in 2022	Sold in 2021	Total

Properties sold or classified as held-for-sale	—	5	30	35

The following table illustrates aggregate balance sheet information for held-for-sale properties (in thousands):

	Held-for-Sale Properties
	June 30, 2022	December 31, 2021
Land and improvements	$—	$67,818
Buildings and tenant improvements	—	102,867
Accumulated depreciation	—	(36,785)
Deferred leasing and other costs, net	—	5,392
Other assets	—	5,359
Total assets held-for-sale	$—	$144,651

Accrued expenses	—	43
Other liabilities	—	6,235
Total liabilities related to assets held-for-sale	$—	$6,278

12.    Proposed Merger with Prologis, Inc.
On June 11, 2022, the General Partner and the Partnership (collectively, the “Duke Realty Parties”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Prologis, Inc., a Maryland corporation (“Prologis”), Prologis, L.P., a Delaware limited partnership ("Prologis OP"), Compton Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of Prologis (“Prologis Merger Sub”), and Compton Merger Sub OP LLC, a Delaware limited liability company and a wholly owned subsidiary of Prologis OP (“Prologis OP Merger Sub” and, together with Prologis, Prologis OP and Prologis Merger Sub, the “Prologis Parties”).
The Merger Agreement provides that upon the terms and subject to the conditions set forth in the Merger Agreement, (a) the General Partner will merge with and into Prologis Merger Sub (the “Company Merger”), with Prologis Merger Sub surviving the merger and remaining a wholly owned subsidiary of Prologis (the “Surviving Entity”), (b) thereafter, Prologis and the Surviving Entity will cause all of the outstanding equity interests of the Surviving Entity to be contributed to Prologis OP in exchange for the issuance by Prologis OP of partnership interests in Prologis OP to Prologis and/or its subsidiaries as directed by Prologis, and (c) thereafter, Prologis OP Merger Sub will be merged with and into the Partnership, with the Partnership surviving the merger and becoming a wholly owned subsidiary of Prologis OP (the “Partnership Merger” and, together with the Company Merger, the “Mergers”).

Under the terms of the Merger Agreement, shareholders of the General Partner and holders of Limited Partner Units in the Partnership will receive 0.475 shares of Prologis common stock or limited partnership interests in Prologis OP, respectively, for each common share of the General Partner or each Limited Partner Unit in the Partnership that they own. Upon completion of the Mergers, former holders of common stock of the General Partner are expected to own approximately 20% of the then outstanding Prologis common stock, based on the number of shares of Prologis common stock outstanding as of June 30, 2022 and the number of shares of common stock and equity-based awards of the General Partner outstanding as of June 30, 2022.

The board of directors of the General Partner and Prologis have both unanimously approved the Merger Agreement, the Mergers and the other transactions contemplated by the Merger Agreement. The transaction, which is currently expected to close in the fourth quarter of 2022, is subject to the approval of the General Partner's and Prologis's shareholders and other customary closing conditions.

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
•Risks associated with our ability to consummate the Mergers with Prologis and the timing and closing of the Mergers including, among other things, the ability of the General Partner to obtain shareholder approval required to consummate the Mergers, the satisfaction or waiver of other conditions to closing in the Merger Agreement, unanticipated difficulties or expenditures relating to the Mergers, the response of tenants to the announcement of the Mergers, potential difficulties in employee retention as a result of the Mergers, the occurrence of any event, change or other circumstances that could give rise to the termination of the Mergers and the outcome of legal proceedings instituted against the General Partner, its directors and others related to the Mergers;
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
The above list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included in our 2021 Annual Report and in Part II, Item 1A, "Risk Factors" in this Report. The risk factors contained in our 2021 Annual Report are updated by us from time to time in Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings that we make with the SEC.
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
At June 30, 2022, we:
•Owned or jointly controlled 561 primarily industrial properties, of which 522 properties totaling 154.9 million square feet were in service and 39 properties totaling 12.6 million square feet were under development. The 522 in-service properties were comprised of 479 consolidated properties totaling 139.7 million square feet and 43 unconsolidated joint venture properties totaling 15.2 million square feet. The 39 properties under development consisted of 36 consolidated properties totaling 10.9 million square feet and three unconsolidated joint venture properties totaling 1.7 million square feet.
•Owned directly, or through ownership interests in unconsolidated joint ventures (with acreage not adjusted for our percentage ownership interest), approximately 450 acres of undeveloped land and controlled approximately 900 undeveloped acres through purchase options.
Our overall strategy is to continue to increase our investment in quality industrial properties primarily through development, on both a speculative and build-to-suit basis, supplemented with acquisitions in Coastal Tier 1 markets.

Proposed Merger with Prologis
On June 11, 2022, the General Partner entered into the Merger Agreement with Prologis by which Prologis will acquire the General Partner in an all-stock transaction. The respective boards of directors of the General Partner and Prologis have unanimously approved the Mergers and related transactions. Under the terms of the Merger Agreement, shareholders of the General Partner and holders of Limited Partner Units in the Partnership will receive 0.475 of a Prologis share or limited partnership interests in Prologis OP, respectively, for each common share of the General Partner or each Limited Partner Unit in the Partnership that they own. The transaction, which is currently expected to close in the fourth quarter of 2022, is subject to the approval of the General Partner's and Prologis's shareholders and other customary closing conditions.

Key Performance Indicators
Our operating results depend primarily upon rental income from our Rental Operations. The following discussion highlights the metrics that drive the performance of our Rental Operations, which management uses to operate the business, and that we consider to be critical drivers of future revenues.
Occupancy Analysis
Occupancy is an important metric for management and our investors for understanding our financial performance. Our ability to maintain high occupancy rates is among the principal drivers of maintaining and increasing rental revenue. The following table sets forth percent leased and average net effective rent information regarding our in-service portfolio of rental properties at June 30, 2022 and 2021, respectively:

	Total Square Feet (in thousands)		Percent of Total Square Feet		Percent Leased*		Average Annual Net Effective Rent**
Type	2022	2021	2022	2021	2022	2021	2022	2021
Industrial	139,534	141,835	99.8%	99.9%	99.7%	98.0%	$6.07	$5.43
Non-reportable Rental Operations	211	211	0.2%	0.1%	93.8%	93.1%	$22.64	$22.63
Total Consolidated	139,745	142,046	100.0%	100.0%	99.6%	98.0%	$6.10	$5.46
Unconsolidated Joint Ventures	15,154	10,315			100.0%	97.1%	$4.87	$4.37
Total Including Unconsolidated Joint Ventures	154,899	152,361			99.7%	97.9%
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

The higher leased percentage in our industrial portfolio at June 30, 2022, compared to June 30, 2021, was due to both leasing up speculative developments and leasing previously vacant space within our existing properties.

Vacancy Activity
The following table sets forth vacancy activity, shown in square feet, from our in-service rental properties for the six months ended June 30, 2022 (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties	Total Including Unconsolidated Joint Venture Properties
Vacant square feet at December 31, 2021	2,626	257	2,883
Vacant space in acquisitions	75	—	75
Expirations	2,015	125	2,140
Early lease terminations	297	—	297
Property structural changes/other	1	—	1
Leasing of previously vacant space	(4,524)	(382)	(4,906)
Vacant square feet at June 30, 2022	490	—	490
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
New Leasing Activity - First Generation	1,563	330	4,518	3,248
New Leasing Activity - Second Generation	2,361	1,424	2,940	2,677
Renewal Leasing Activity	4,588	3,404	6,983	6,141
Early Renewal Leasing Activity *	1,206	908	1,396	1,044
Short-Term New Leasing Activity **	7	168	157	218
Short-Term Renewal Leasing Activity **	62	1,218	535	1,563
Non-Reportable Rental Operations Leasing Activity	12	—	12	—
Total Consolidated Leasing Activity	9,799	7,452	16,541	14,891
Unconsolidated Joint Venture Leasing Activity	67	185	1,047	185
Total Including Unconsolidated Joint Venture Leasing Activity	9,866	7,637	17,588	15,076

* Early renewals represent renewals executed more than two years in advance of a lease's originally scheduled end date.
** Short-term leases represent leases with a term of less than twelve months.

Second Generation Leases
The following table sets forth the estimated costs of tenant improvements and leasing costs, on a per square foot basis, that we are obligated to fulfill under the second generation industrial leases signed for our rental properties during the three and six months ended June 30, 2022 and 2021:

	Square Feet of Leases (in thousands)		Percent of Expiring Leases Renewed		Average Term in Years		Estimated Tenant Improvement Cost per Square Foot		Leasing Commissions per Square Foot		Leasing Concessions per Square Foot
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Three Months
Consolidated - New Second Generation	2,361	1,424			5.6	4.3	$1.66	$1.35	$2.83	$2.66	$—	$—
Unconsolidated Joint Ventures - New Second Generation	—	14			—	8.3	—	10.89	—	5.28	—	—
Total - New Second Generation	2,361	1,438			5.6	4.3	$1.66	$1.44	$2.83	$2.69	$—	$—

Consolidated - Renewal	4,588	3,404	77.8%	77.3%	5.6	6.6	$0.65	$0.67	$2.01	$1.84	$0.02	$0.32
Unconsolidated Joint Ventures - Renewal	67	40	100.0%	100.0%	5.0	5.0	1.00	2.49	2.62	2.96	—	—
Total - Renewal	4,655	3,444	78.1%	77.5%	5.6	6.6	$0.66	$0.69	$2.02	$1.86	$0.02	$0.31

Six Months
Consolidated - New Second Generation	2,940	2,677			6.2	5.7	$1.93	$1.49	$3.34	$2.79	$—	$0.17
Unconsolidated Joint Ventures - New Second Generation	382	14			10.3	8.3	2.71	10.89	4.34	5.28	—	—
Total - New Second Generation	3,322	2,691			6.6	5.7	$2.02	$1.54	$3.45	$2.80	$—	$0.17

Consolidated - Renewal	6,983	6,141	80.4%	81.7%	5.5	5.7	$0.76	$0.51	$1.87	$1.64	$0.05	$0.26
Unconsolidated Joint Ventures - Renewal	91	40	42.0%	27.3%	5.0	5.0	0.80	2.49	2.59	2.96	—	—
Total - Renewal	7,074	6,181	79.4%	80.6%	5.5	5.7	$0.76	$0.52	$1.88	$1.65	$0.05	$0.25
Growth in average annual net effective rents for new second generation and renewal leases, on a combined basis, for our consolidated and unconsolidated industrial rental properties at our ownership share, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Ownership Type	2022	2021	2022	2021
Consolidated properties	68.9%	36.4%	63.3%	31.7%
Unconsolidated joint venture properties	104.8%	17.4%	53.3%	17.4%
Total	69.0%	36.2%	63.1%	31.7%

Lease Expirations
The table below reflects our consolidated in-service portfolio lease expiration schedule at June 30, 2022 (in thousands, except percentage data and number of leases):

	Total Consolidated Portfolio			Industrial		Non-Reportable
Year of Expiration	Square Feet	Annual Rental Revenue*	Number of Leases	Square Feet	Annual Rental Revenue*	Square Feet	Annual Rental Revenue*
Remainder of 2022	2,436	$12,167	36	2,431	$12,103	5	$64
2023	12,403	64,308	134	12,380	63,985	23	323
2024	14,201	76,568	152	14,194	76,486	7	82
2025	16,435	92,422	155	16,430	92,368	5	54
2026	15,766	83,430	140	15,754	83,281	12	149
2027	20,583	115,028	113	20,571	114,885	12	143
2028	12,697	94,421	65	12,578	90,934	119	3,487
2029	10,845	63,245	45	10,845	63,245	—	—
2030	7,677	49,525	35	7,677	49,525	—	—
2031	6,320	48,386	25	6,305	48,209	15	177
2032 and Thereafter	19,892	149,638	61	19,892	149,638	—	—
Total Leased	139,255	$849,138	961	139,057	$844,659	198	$4,479

Total Portfolio Square Feet	139,745			139,534		211
Percent Leased	99.6%			99.7%		93.8%
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
We acquired two in-service buildings during the six months ended June 30, 2022 and ten buildings during the year ended December 31, 2021. The following table summarizes the acquisition price, percent leased at time of acquisition and in-place yields of property acquisitions (in thousands, except percentage data):

	Year-to-Date 2022 Acquisitions			Full Year 2021 Acquisitions
Type	Fair Value of Acquired Assets*	In-Place Yield (Mark to Market)**	Percent Leased at Acquisition Date***	Fair Value of Acquired Assets*	In-Place Yield (Mark to Market)**	Percent Leased at Acquisition Date***
Industrial	$90,472	2.9%	75.4%	$609,241	4.4%	100.0%

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

We sold five consolidated properties during the six months ended June 30, 2022 and 30 consolidated properties including two trailer storage lots during the year ended December 31, 2021. The following table summarizes the sales prices, in-place yields and percent leased of industrial property dispositions (in thousands, except percentage data):

	Year-to-Date 2022 Dispositions			Full Year 2021 Dispositions
Type	Sales Price	In-Place Yield*	Percent Leased**	Sales Price	In-Place Yield*	Percent Leased**
Industrial	$358,107	3.7%	100.0%	$1,069,120	4.6%	100.0%

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
At June 30, 2022, we had 12.6 million square feet of properties under development with total estimated costs upon completion of $1.95 billion compared to 11.1 million square feet with total estimated costs upon completion of $1.45 billion at June 30, 2021. The square footage includes both consolidated properties and unconsolidated joint venture development activity at 100% while estimated costs include consolidated properties and unconsolidated joint venture development activity at our 50% ownership share.
The following table summarizes our properties under development at June 30, 2022 (in thousands, except percentage data and number of buildings):

Ownership Type	Number of Buildings	Square Feet	Percent Leased	Total Estimated Project Costs	Total Incurred to Date	Amount Remaining to be Spent
Consolidated properties	36	10,902	42.8%	$1,886,609	$907,459	$979,150
Unconsolidated joint venture properties	3	1,676	69.0%	65,552	39,526	26,026
Total	39	12,578	46.3%	$1,952,161	$946,985	$1,005,176

Results of Operations
A summary of our operating results and property statistics is as follows (in thousands, except number of properties):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Rental and related revenue	$280,145	$253,971	$555,359	$512,150
Operating income	121,976	201,443	420,905	308,945
General Partner
Net income attributable to common shareholders	$102,470	$175,817	$351,391	$255,179
Partnership
Net income attributable to common unitholders	$103,598	$177,555	$354,982	$257,678
Number of in-service consolidated properties at end of period	479	481	479	481
In-service consolidated square footage at end of period	139,745	142,046	139,745	142,046
Number of in-service unconsolidated joint venture properties at end of period	43	36	43	36
In-service unconsolidated joint venture square footage at end of period	15,154	10,315	15,154	10,315

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
The following table shows a reconciliation of net income attributable to common shareholders or common unitholders to the calculation of FFO attributable to common shareholders or common unitholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to common shareholders of the General Partner	$102,470	$175,817	$351,391	$255,179
Add back: Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	1,128	1,738	3,591	2,499
Net income attributable to common unitholders of the Partnership	103,598	177,555	354,982	257,678
Adjustments:
Depreciation and amortization	93,944	91,729	187,945	185,302
Company share of unconsolidated joint venture depreciation, amortization and other adjustments	2,999	2,012	6,297	4,269
Gain on sale of properties	(24,832)	(95,183)	(235,579)	(116,543)
Gain on land sales	(2,025)	(9,900)	(3,117)	(11,138)
Impairment charges	1,563	—	1,563	—
Income tax expense not allocable to FFO	493	3,672	6,823	8,856
Gains on sales of real estate assets - share of unconsolidated joint ventures	(1,497)	(7,360)	(1,497)	(20,108)
FFO attributable to common unitholders of the Partnership	$174,243	$162,525	$317,417	$308,316
Additional General Partner Adjustments:
Net income attributable to noncontrolling interests - common limited partnership interests in the Partnership	(1,128)	(1,738)	(3,591)	(2,499)
Noncontrolling interest share of adjustments	(731)	149	379	(492)
FFO attributable to common shareholders of the General Partner	$172,384	$160,936	$314,205	$305,325
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
Note 10 to the consolidated financial statements included in Part I, Item 1 of this Report shows a calculation of our PNOI for the three and six months ended June 30, 2022 and 2021 and provides a reconciliation of PNOI for our Rental Operations segments to income before income taxes.

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
We define our "same-property" population once a year at the beginning of the current calendar year and include buildings that were stabilized (the term "stabilized" means properties that have reached 90% leased or that have been in-service for at least one year since development completion or acquisition) as of January 1 of the prior calendar year. The "same-property" pool is also adjusted to remove properties that were sold subsequent to the beginning of the current calendar year. As such, the "same-property" population for the period ended June 30, 2022 includes all properties that we owned or jointly controlled at January 1, 2022, which had both been owned or jointly controlled and had reached stabilization by January 1, 2021, and have not been sold.
A reconciliation of income before income taxes to SPNOI is presented as follows (in thousands, except percentage data):

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2022	2021	Change	2022	2021	Change
Income before income taxes	$104,181	$181,328		$361,988	$266,716
Share of SPNOI from unconsolidated joint ventures	6,754	6,599		13,354	13,145
PNOI excluded from the "same-property" population	(24,930)	(7,343)		(46,236)	(12,124)
Earnings from Service Operations	(1,413)	(3,655)		(2,893)	(5,305)
Rental Operations revenues and expenses excluded from PNOI	(15,063)	(21,361)		(28,553)	(46,208)
Non-Segment Items	112,491	16,294		61,956	121,309
SPNOI	$182,020	$171,862	5.9%	$359,616	$337,533	6.5%
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

We believe that the factors that impact SPNOI are generally the same as those that impact PNOI. The following table details the number of properties, square feet, average commencement occupancy and average cash rental rate for the properties included in SPNOI for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Number of properties	486	486	486	486
Square feet (in thousands) (1)	133,244	133,244	133,244	133,244
Average commencement occupancy percentage (2)	99.4%	97.9%	98.9%	97.9%
Average rental rate - cash basis (3)	$5.39	$5.18	$5.35	$5.15
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

Comparison of Three Months Ended June 30, 2022 to Three Months Ended June 30, 2021
Rental and Related Revenue
The following table sets forth rental and related revenue (in thousands):

	Three Months Ended June 30,
	2022	2021
Rental and related revenue:
Industrial	$278,628	$252,511
Non-reportable Rental Operations and non-segment revenues	1,517	1,460
Total rental and related revenue	$280,145	$253,971
The primary reasons for the increase in rental and related revenue were:
•We acquired 12 properties and placed 24 developments in service from January 1, 2021 to June 30, 2022, which provided incremental revenues of $24.8 million during the three months ended June 30, 2022, as compared to the same period in 2021.
•Rental and related revenue from our "same-property" portfolio increased by $13.0 million during the three months ended June 30, 2022, as compared to the same period in 2021. These increased revenues were primarily driven by rental rate growth and occupancy within our "same-property" portfolio.
•The continued acquisition of other real estate investments drove an increase of $3.5 million in rental and related revenue during the three months ended June 30, 2022, as compared to the same period in 2021.
•The sale of 35 in-service properties since January 1, 2021 resulted in a decrease of $18.5 million to rental and related revenue during the three months ended June 30, 2022, as compared to the same period in 2021, which partially offset the aforementioned increases to rental and related revenue.
Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes (in thousands):

	Three Months Ended June 30,
	2022	2021
Rental expenses:
Industrial	$21,060	$18,411
Non-reportable Rental Operations and non-segment expenses	180	104
Total rental expenses	$21,240	$18,515
Real estate taxes:
Industrial	$43,377	$41,106
Non-reportable Rental Operations and non-segment expenses	351	262
Total real estate tax expense	$43,728	$41,368

Overall, real estate tax expense increased by $2.4 million during the three months ended June 30, 2022, compared to the same period in 2021. The increase in real estate tax expense was mainly due to higher real estate tax assessments in certain of our markets and the result of acquisitions and developments placed in service from January 1, 2021 to June 30, 2022, which have generally been concentrated in markets with higher tax rates and/or assessed values. These increases were partially offset by the impact of property sales.

Depreciation and Amortization
Depreciation and amortization expense was $93.9 million and $91.7 million for the three months ended June 30, 2022 and 2021, respectively. The impact of acquired properties and developments placed in service was partially offset by property dispositions.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures represents our ownership share of net income from investments in unconsolidated joint ventures that generally own and operate rental properties. Equity in earnings from unconsolidated joint ventures was $5.6 million and $10.6 million for the three months ended June 30, 2022 and 2021, respectively. During the three months ended June 30, 2022, we recognized $1.6 million of equity in earnings related to our share of gain on a property sale to unrelated parties by an unconsolidated joint venture. During the three months ended June 30, 2021, we recognized $7.7 million of equity in earnings related to our share of gains on property sales to unrelated parties by unconsolidated joint ventures.

Gain on Sale of Properties
The $24.8 million recognized as gain on sale of properties for the three months ended June 30, 2022 was primarily the result of the sale of one consolidated property.
The $95.2 million recognized as gain on sale of properties for the three months ended June 30, 2021 was primarily the result of the sale of three consolidated properties.
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
General and administrative expenses were $27.5 million and $15.9 million for the three months ended June 30, 2022 and 2021, respectively. The following table sets forth the factors that led to the increased general and administrative expenses (in millions):

General and administrative expenses - three months ended June 30, 2021	$15.9
Decrease to overall pool of overhead costs	(1.4)
Merger costs (1)	10.0
Impact of decreased allocation of costs to leasing and development activities (2)	2.1
Decreased allocation of costs to Service Operations and Rental Operations	0.9
General and administrative expenses - three months ended June 30, 2022	$27.5
(1) Costs incurred for the opinion of a financial advisor related to our proposed merger with Prologis.

(2) We capitalized $2.5 million and $6.1 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the three months ended June 30, 2022, compared to capitalizing $1.3 million and $9.1 million of such costs, respectively, during the three months ended June 30, 2021. Combined overhead costs capitalized to leasing and development totaled 24.7% and 28.3% of our overall pool of overhead costs for the three months ended June 30, 2022 and 2021, respectively. Additionally, $3.5 million of our total overhead costs, which were not capitalizable, were recorded as expenses and presented separately in the line item "Non-Incremental Costs Related to Successful Leases" on the Consolidated Statements of Operations for the three months ended June 30, 2022, compared to $4.0 million of such expenses for the three months ended June 30, 2021.
Interest Expense
Interest expense was $18.7 million and $21.1 million for the three months ended June 30, 2022 and 2021, respectively. The decrease in interest expense for the three months ended June 30, 2022 was primarily due to lower average interest rates resulting from refinancing unsecured notes and higher capitalized interest expense, partially offset by increased overall borrowings.
We capitalized $10.4 million and $9.7 million of interest costs for the three months ended June 30, 2022 and 2021, respectively.
Debt Extinguishment
We did not repurchase any unsecured notes during the three months ended June 30, 2022.
During the three months ended June 30, 2021, the Partnership redeemed $83.7 million of its unsecured notes due October 2022, which had a stated interest rate of 3.88%. We recognized a loss of $3.9 million in connection with the redemption of these notes including the prepayment premium and write-off of the unamortized deferred financing costs.

Comparison of Six Months Ended June 30, 2022 to Six Months Ended June 30, 2021
Rental and Related Revenue
The following table sets forth rental and related revenue (in thousands):

	Six Months Ended June 30,
	2022	2021
Rental and related revenue:
Industrial	$552,298	$509,181
Non-reportable Rental Operations and non-segment revenues	3,061	2,969
Total rental and related revenue	$555,359	$512,150
The following factors contributed to the increase in rental and related revenue:
•We acquired 12 properties and placed 24 developments in service from January 1, 2021 to June 30, 2022, which provided incremental revenues of $50.2 million during the six months ended June 30, 2022, as compared to the same period in 2021.
•Rental and related revenue from our "same-property" portfolio increased by $21.8 million during the six months ended June 30, 2022, as compared to the same period in 2021. These increased revenues were primarily driven by rental rate growth and occupancy within our "same-property" portfolio.
•The continued acquisition of other real estate investments drove an increase of $4.8 million in rental and related revenue during the six months ended June 30, 2022, as compared to the same period in 2021.
•The sale of 35 in-service properties since January 1, 2021 resulted in a decrease of $39.3 million to rental and related revenue during the six months ended June 30, 2022, as compared to the same period in 2021, which partially offset the aforementioned increases to rental and related revenue.

Rental Expenses and Real Estate Taxes
The following table sets forth rental expenses and real estate taxes (in thousands):

	Six Months Ended June 30,
	2022	2021
Rental expenses:
Industrial	$46,210	$46,235
Non-reportable Rental Operations and non-segment expenses	316	410
Total rental expenses	$46,526	$46,645
Real estate taxes:
Industrial	$87,171	$82,270
Non-reportable Rental Operations and non-segment expenses	485	268
Total real estate tax expense	$87,656	$82,538
Overall, real estate tax expense increased by $5.1 million during the six months ended June 30, 2022, compared to the same period in 2021. The increase in real estate tax expense was mainly due to higher real estate tax assessments in certain of our markets and the result of acquisitions and developments placed in service from January 1, 2021 to June 30, 2022, which have generally been concentrated in markets with higher tax rates and/or assessed values. These increases were partially offset by the impact of property sales.
Depreciation and Amortization
Depreciation and amortization expense was $187.9 million and $185.3 million for the six months ended June 30, 2022 and 2021, respectively. The increase in depreciation and amortization expense for the six months ended June 30, 2022 was mainly the result of continued growth in our portfolio through development and acquisition, and partially offset by the impact of property dispositions.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings from unconsolidated joint ventures was $9.4 million and $26.9 million for the six months ended June 30, 2022 and 2021, respectively.
During the six months ended June 30, 2022, we recognized $1.6 million of equity in earnings related to our share of gain on a property sale to unrelated parties by an unconsolidated joint venture. During the six months ended June 30, 2021, we recognized $10.6 million of equity in earnings of unconsolidated joint ventures related to gains on the distribution of joint venture assets to our partner in two unconsolidated joint ventures made in connection with a plan of dissolution. We also recognized $10.0 million of equity in earnings related to our share of gains on the sale of properties to unrelated parties by unconsolidated joint ventures during the six months ended June 30, 2021.
Gain on Sale of Properties
The $235.6 million recognized as gain on sale of properties for the six months ended June 30, 2022 was primarily the result of the sale of five consolidated properties.
The $116.5 million recognized as gain on sale of properties for the six months ended June 30, 2021 related to the gain from the sale of five consolidated properties.

General and Administrative Expenses
General and administrative expenses increased from $40.1 million for the six months ended June 30, 2021 to $51.4 million for the same period in 2022. The following table sets forth the factors that impacted general and administrative expenses (in millions):

General and administrative expenses - six months ended June 30, 2021	$40.1
Increase to overall pool of overhead costs	2.9
Merger costs (1)	10.0
Impact of decreased allocation of costs to leasing and development activities (2)	0.2
Increased allocation of costs to Service Operations and Rental Operations	(1.8)
General and administrative expenses - six months ended June 30, 2022	$51.4
(1) Costs incurred for the opinion of a financial advisor related to our proposed merger with Prologis.
(2) We capitalized $4.5 million and $12.4 million of our total overhead costs to leasing and development, respectively, for consolidated properties during the six months ended June 30, 2022, compared to capitalizing $3.4 million and $15.7 million of such costs, respectively, during the six months ended June 30, 2021. Combined overhead costs capitalized to leasing and development totaled 20.6% and 24.2% of our overall pool of overhead costs for the six months ended June 30, 2022 and 2021, respectively. Additionally, $9.0 million of our total overhead costs, which were not capitalizable, were recorded as expenses and presented separately in the line item "Non-Incremental Costs Related to Successful Leases" on the Consolidated Statements of Operations for the six months ended June 30, 2022, compared to $7.0 million of such expenses for the six months ended June 30, 2021.
Interest Expense
Interest expense was $38.7 million and $43.6 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in interest expense for the six months ended June 30, 2022 was primarily due to lower average interest rates resulting from refinancing unsecured notes and higher capitalized interest expense, partially offset by increased overall borrowings.
We capitalized $19.5 million and $17.7 million of interest costs during the six months ended June 30, 2022 and 2021, respectively.
Debt Extinguishment
In February 2022, the Partnership redeemed $300.0 million of its unsecured notes due December 2024, which had a stated interest rate of 3.75%. A loss of $21.9 million was recognized in connection with the redemption of these notes, which included the prepayment premium and write-off of the unamortized deferred financing costs.
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

Liquidity and Capital Resources

Overview
We expect to meet our short-term liquidity requirements over the next 12 months, which include payments of dividends and distributions, completion of development projects that are currently under construction and capital expenditures needed to maintain our current real estate assets, through working capital, net cash provided by operating activities and short term borrowings on the Partnership's unsecured line of credit. We had $44.2 million of cash on hand and no outstanding borrowings on the Partnership's $1.20 billion unsecured line of credit at June 30, 2022.

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

Debt and Equity Securities

We use the Partnership's unsecured line of credit (which is guaranteed by the General Partner) as a temporary source of capital to fund development activities, acquire additional rental properties and provide working capital. In June 2022, the Partnership amended and restated its existing revolving credit agreement ("Amendment") to issue and draw down on a term loan with an aggregate commitment of $500.0 million. The term loan matures March 31, 2025 and bears interest at a variable rate of one-month SOFR plus 0.850% (equal to 2.46% as of June 30, 2022).

In 2017, the Alternative Reference Rates Committee proposed that the SOFR replace LIBOR. In March 2021, the administrator of LIBOR announced that the publication of LIBOR will cease for one-week and two-month USD LIBOR settings immediately after December 31, 2021, and the remaining USD LIBOR settings immediately after June 30, 2023. As a result of entering into the Amendment in June 2022, the automatic transition of the benchmark rate on the unsecured line of credit from one-month LIBOR to SOFR was triggered. Such transition has not had a material impact on our consolidated financial statements.

Debt securities issued by the Partnership are governed pursuant to certain indentures and related supplemental indentures, which also require us to comply with financial ratios and other covenants regarding our operations. We were in compliance with all such covenants, as well as applicable covenants under our unsecured line of credit, at June 30, 2022.

At June 30, 2022, we had on file with the SEC an automatic shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of debt and equity securities (including guarantees of the Partnership's debt securities by the General Partner). Equity securities are offered and sold by the General Partner, and the net proceeds of such offerings are contributed to the Partnership in exchange for additional General Partner Units or Preferred Units. From time to time, we expect to issue additional securities under this automatic shelf registration statement to fund the repayment of debt, development and future acquisitions and for other general corporate purposes.

In February 2022, the General Partner terminated its previous equity distribution agreement for the ATM equity program and entered into a new equity distribution agreement pursuant to which the General Partner may sell, from time to time, up to an aggregate offering price of $600.0 million of its common stock through sales agents or forward sellers. During the three months ended June 30, 2022, the General Partner issued a total of 1.3 million common shares pursuant to its ATM equity program, resulting in net proceeds of $74.9 million after paying total compensation of $757,000. During the six months ended June 30, 2022, the General Partner issued a total of 2.0 million common shares pursuant to its ATM equity program, resulting in net proceeds of $114.3 million after paying total compensation of $1.2 million to the applicable sales agents, in addition to other fees paid totaling $326,000. As of June 30, 2022, the ATM equity program had $484.2 million worth of common shares available to issue.

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
Sales of land and properties provided $334.7 million and $266.0 million in net proceeds during the six months ended June 30, 2022 and 2021, respectively.
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. From time to time we will sell properties to unconsolidated joint ventures, while retaining a continuing interest in that entity, and receive proceeds commensurate to those interests that we do not own. Additionally, unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions. During the six months ended June 30, 2022, our share of capital distributions from unconsolidated joint ventures totaled $33.6 million related to our share of the distribution of proceeds from third party mortgage loans originated in connection with the contribution of three of our properties to a 20%-owned unconsolidated joint venture (see Note 6 to the consolidated financial statements included in Part I, Item 1 of this Report).

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
The following table summarizes our second generation capital expenditures by type of expenditure, as well as capital expenditures for the development of real estate investments and for other deferred leasing costs (in thousands):

	Six Months Ended June 30,
	2022	2021
Second generation tenant improvements	$10,400	$11,732
Second generation leasing costs	18,707	18,645
Building improvements	4,350	3,370
Total second generation capital expenditures	$33,457	$33,747
Development of real estate investments	$353,492	$332,091
Other deferred leasing costs	$20,678	$16,448

The capital expenditures in the table above include the capitalization of internal overhead costs. We capitalized $4.5 million and $3.4 million of overhead costs that are incremental to executing leases, including both first and second generation leases, during the six months ended June 30, 2022 and 2021, respectively. We capitalized $12.4 million and $15.7 million of overhead costs related to development activities, including both development and tenant improvement projects on first and second generation space, during the six months ended June 30, 2022 and 2021, respectively. Combined overhead costs capitalized to leasing and development totaled 20.6% and 24.2% of our overall pool of overhead costs for the six months ended June 30, 2022 and 2021, respectively.
Further discussion of the capitalization of overhead costs can be found herein, in the quarter-to-quarter and year-to-year comparisons of general and administrative expenses of this Item 2.
In addition to the capitalization of overhead costs, the totals for development of real estate assets in the table above include the capitalization of $19.5 million and $17.7 million of interest costs during the six months ended June 30, 2022 and 2021, respectively.
Both our first and second generation expenditures vary significantly between leases on a per square foot basis, dependent upon several factors including the nature of a tenant's operations, the specific physical characteristics of each individual property and the market in which the property is located.
Dividend and Distribution Requirements
The General Partner is required to meet the distribution requirements of the Code in order to maintain its REIT status. We paid regular dividends or distributions of $0.28 per common share or Common Unit in the first and second quarters of 2022.
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

Debt Service and Maturities
Debt outstanding at June 30, 2022 had a face value totaling $3.93 billion with a weighted average interest rate of 2.88% and maturities at various dates through 2050. Of this total amount, we had $3.88 billion of unsecured debt, $54.0 million of secured debt and no outstanding borrowings on our unsecured line of credit at June 30, 2022. Scheduled principal amortization and repayment of unsecured debt totaled $302.1 million for the six months ended June 30, 2022.
The following table is a summary of the scheduled future amortization and maturities of our indebtedness at June 30, 2022 (in thousands, except percentage data):

	Future Repayments
Year	Scheduled Amortization	Maturities	Total	Weighted Average Interest Rate of Future Repayments
Remainder of 2022	$2,503	$—	$2,503	4.96%
2023	4,893	—	4,893	5.25%
2024	5,155	—	5,155	5.28%
2025	5,102	500,000	505,102	2.48%
2026	3,238	375,000	378,238	3.38%
2027	1,615	475,000	476,615	3.18%
2028	1,307	500,000	501,307	4.45%
2029	1,359	400,000	401,359	2.88%
2030	1,413	350,000	351,413	1.86%
2031	1,469	450,000	451,469	1.84%
2032	1,233	515,332	516,565	2.45%
Thereafter	2,028	332,402	334,430	3.19%
	$31,315	$3,897,734	$3,929,049	2.88%

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

Historical Cash Flows
Cash, cash equivalents and restricted cash were $61.9 million and $53.2 million at June 30, 2022 and 2021, respectively. The following table highlights significant changes in net cash associated with our operating, investing and financing activities (in millions):

	Six Months Ended June 30,
	2022	2021

Net cash provided by operating activities	$328.1	$312.0
Net cash used for investing activities	$(461.0)	$(595.6)
Net cash provided by financing activities	$91.6	$269.6

Operating Activities

Cash flows from operating activities provide the cash necessary to meet our operational requirements and the receipt of rental income from Rental Operations continues to be our primary source of operating cash flows. The increase in net cash provided by operating activities compared to the six months ended June 30, 2021 was primarily due to increasing our asset base through developing and leasing up new properties as well as increasing occupancy and rental rates within our existing portfolio. These increases in net cash provided by operating activities were partially offset by increased payroll and related costs during the six months ended June 30, 2022.

Investing Activities

Highlights of significant cash sources and uses are as follows (in millions):

	Six Months Ended June 30,
	2022	2021

Development of real estate investments	$(353.5)	$(332.1)
Acquisition of buildings, land and other real estate assets	(397.7)	(442.1)
Proceeds from sale of land and properties, net	334.7	266.0
Second generation tenant improvements, leasing costs and building improvements	(33.5)	(33.7)
Purchase deposit for assets to be contributed to an unconsolidated joint venture	—	28.4
Issuance of secured loan	(5.0)	(81.7)
Capital distributions from unconsolidated joint ventures	33.6	20.5
Capital contributions and advances to unconsolidated joint ventures	(12.5)	(9.0)

Financing Activities
Highlights of cash inflows and outflows from equity transactions are as follows (in millions):

	Six Months Ended June 30,
	2022	2021
Proceeds from issuances of common shares under ATM equity programs	$114.3	$185.8
Distributions to common shareholders	(214.8)	(191.1)
Distributions to limited partners	(2.2)	(1.9)
Highlights of cash inflows and outflows from debt transactions are as follows (in millions):

	Six Months Ended June 30,
	2022	2021
Proceeds from the issuance of debt
Unsecured debt	$500.0	$446.6

Repurchase of and repayments on debt (including extinguishment costs)
Senior unsecured debt	$(320.1)	$(127.8)

Repayments on line of credit, net
Unsecured line of credit	$—	$(30.0)

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

	Remainder of 2022	2023	2024	2025	2026	Thereafter	Face Value	Fair Value
Long-Term Debt:
Fixed rate secured debt	$2,203	$4,593	$4,855	$4,702	$3,238	$33,158	$52,749	$51,779
Weighted average interest rate	5.54%	5.55%	5.56%	5.51%	5.27%	4.08%	4.60%
Variable rate secured debt	$300	$300	$300	$400	$—	$—	$1,300	$1,300
Weighted average interest rate	0.72%	0.72%	0.72%	0.72%	N/A	N/A	0.72%
Fixed rate unsecured debt	$—	$—	$—	$—	$375,000	$3,000,000	$3,375,000	$2,968,578
Weighted average interest rate	N/A	N/A	N/A	N/A	3.36%	2.86%	2.92%
Variable rate unsecured debt	$—	$—	$—	$500,000	$—	$—	$500,000	$500,000
Weighted average interest rate	N/A	N/A	N/A	2.46%	N/A	N/A	2.46%
As the above table incorporates only those exposures that existed at June 30, 2022, it does not consider those exposures or positions that could arise after that date. As a result, the ultimate impact of interest rate fluctuations will depend on future exposures that arise, our hedging strategies at that time, to the extent we are party to interest rate derivatives, and interest rates. Interest expense on our term loan and unsecured line of credit, to the extent there are outstanding borrowings, will be affected by fluctuations in the one-month SOFR, changes in our credit rating as well as certain sustainability linked metrics achieved each year. The interest rate at such point in the future as we may renew, extend or replace our unsecured line of credit will be heavily dependent upon the state of the credit environment.

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

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are parties to a variety of legal proceedings and claims arising in the ordinary course of our businesses. While these matters generally are covered by insurance, there is no assurance that our insurance will cover any particular proceeding or claim. We are not subject to any material pending legal proceedings other than routine litigation arising in the ordinary course of business. We presently believe that all of the proceedings to which we were subject as of June 30, 2022, taken as a whole, will not have a material adverse effect on our liquidity, business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the information set forth in this Report, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption "Item 1A. Risk Factors" in our 2021 Annual Report. The risks and uncertainties described in our 2021 Annual Report are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations. Significant additional risk factors since our 2021 Annual Report are related to our proposed merger with Prologis and are described below:
The exchange ratio will not be adjusted in the event of any change in the stock prices of either us or Prologis.

Upon the consummation of the Mergers, each of our outstanding common shares will be converted into the right to receive 0.475 shares of Prologis common stock, with cash paid in lieu of any fractional shares, without interest. The exchange ratio of 0.475 was fixed in the Merger Agreement and, except for certain adjustments on account of changes in the capitalization of Prologis or the General Partner, will not be adjusted for changes in the market prices of either our common shares or shares of Prologis common stock. Changes in the market price of shares of Prologis common stock prior to the closing of the Mergers will affect the market value of the merger consideration that our shareholders will receive upon closing of the Mergers. Stock price changes may result from a variety of factors (many of which are beyond the control of us and Prologis), including the following factors:

•market reaction to the announcement of the Mergers and the prospects of the combined company;
•changes in the respective businesses, operations, assets, liabilities and prospects of either company;
•changes in market assessments of the business, operations, financial position and prospects of either company or the combined company;
•market assessments of the likelihood that the Mergers will close;
•interest rates, general market and economic conditions and other factors generally affecting the market prices of our common shares and Prologis common stock;
•federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and Prologis operate; and
•other factors beyond our control and that of Prologis, including those described or referred to elsewhere in this “Risk Factors” section.

The market price of shares of Prologis common stock at the closing of the Mergers may vary from its price on the date the Merger Agreement was executed, on the date of the proxy statement/prospectus and on the date of our special meeting. As a result, the market value of the merger consideration represented by the exchange ratio will also vary.

If the market price of shares of Prologis common stock increases between the date the Merger Agreement was signed, the date of the proxy statement/prospectus or the date of our special meeting and the closing of the Mergers, our shareholders could receive shares of Prologis common stock that have a market value upon completion of the Mergers that is greater than the market value of such shares calculated pursuant to the exchange ratio on the date the Merger Agreement was signed, the date of the proxy statement/prospectus or on the date of the special meeting, respectively. Conversely, if the market price of shares of Prologis common stock declines between the date the Merger Agreement was signed, the date of the proxy statement/prospectus or the date of our special meeting and the closing of the Mergers, our shareholders could receive shares of Prologis common stock that have a market value upon completion of the Mergers that is less than the market value of such shares calculated pursuant to the exchange ratio on the date the Merger Agreement was signed, the date of the proxy statement/prospectus or on the date of the special meeting, respectively.

Therefore, while the number of shares of Prologis common stock to be issued per share of our common shares is fixed, our shareholders cannot be sure of the market value of the merger consideration they will receive upon completion of the Mergers.

Completion of the Mergers is subject to many closing conditions and if these conditions are not satisfied or waived, the Mergers will not be completed, which could result in the requirement that we pay certain termination fees.

The consummation of the Mergers is subject to certain conditions, including (a) the approval of the Merger Agreement by the holders of a majority of our outstanding common shares and the approval of the issuance of Prologis common stock in the Mergers by a majority of votes of Prologis common stock cast on such matter, (b) the shares of Prologis common stock to be issued in the Company Merger having been approved for listing on the New York Stock Exchange, (c) no stop order suspending the effectiveness of the Form S-4 filed by Prologis in connection with the Mergers having been issued, (d) the absence of any temporary restraining order, injunction or other legal order, and no law being enacted, which would have the effect of making illegal or otherwise prohibiting the consummation of the Mergers, (e) the receipt of certain legal opinions by us and Prologis and (f) other customary conditions specified in the Merger Agreement.

There can be no assurance that the conditions to closing of the Mergers will be satisfied or waived or that the Mergers will be completed. Failure to consummate the Mergers may adversely affect our results of operations and business prospects for the following reasons, among others: (i) we have incurred and will incur certain transaction costs, regardless of whether the proposed Mergers close, which could adversely affect our financial condition, results of operations and ability to make distributions to our shareholders; and (ii) the proposed Mergers, whether or not they close, will divert the attention of certain of our management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us. In addition, we or Prologis may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Mergers are not completed by January 11, 2023 (the “Drop Dead Date”), and if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we may be required to pay Prologis a termination fee of $775.0 million and Prologis may be required to pay a termination fee to us of $1.50 billion. If our shareholders vote on but do not approve the Mergers, and the Merger Agreement is thereafter terminated, then we may be required to reimburse Prologis’s transaction expenses up to an amount equal to $15.0 million. If the Mergers are not consummated, the price of our common shares might decline.

Failure to complete the Mergers could negatively impact the price of our common shares, future business and financial results.

If the Mergers are not completed, our ongoing business could be adversely affected and we will be subject to a variety of risks associated with the failure to complete the Mergers, including the following:

•the market price of our common shares could decline;
•being required, under certain circumstances, to pay to Prologis a termination fee of $775.0 million or if the shareholders vote on but do not approve the Mergers, and the Merger Agreement is thereafter terminated, then we may be required to reimburse Prologis’s transaction expenses up to an amount equal to $15.0 million;

•if the Merger Agreement is terminated and our board of directors seeks another business combination, we may not be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms Prologis has agreed to in the Merger Agreement;
•we may experience negative reactions from the financial markets or our tenants, vendors or employees;
•having to pay certain costs relating to the proposed Mergers, such as legal, accounting, financial advisor, filing, printing and mailing fees; and
•diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Mergers.

If the Mergers are not completed, these risks could materially affect our business, financial results and stock price.

The pendency of the Mergers could adversely affect our business and operations.

Prior to the effective time of the Mergers, some of our tenants, prospective tenants or vendors may delay or defer decisions, which could negatively affect our revenues, earnings, cash flows and expenses, regardless of whether the Merges are completed. Similarly, our current and prospective employees may experience uncertainty about their future roles with the combined company following the Mergers, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Mergers. In addition, due to operating restrictions in the Merger Agreement, we may be unable, during the pendency of the Mergers, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.

The Merger Agreement contains provisions that could make it difficult for a third party to acquire us prior to the Mergers.

Pursuant to the Merger Agreement, we have agreed not to (a) solicit proposals relating to certain alternative transactions, (b) enter into discussions or negotiations or provide non-public information in connection with any proposal for an alternative transaction from a third party or (c) approve or enter into any agreements providing for any such alternative transaction, subject to certain exceptions to permit members of our board of directors to comply with their duties as directors under applicable law. Notwithstanding these “no-shop” restrictions, prior to obtaining the approval of our shareholders, under specified circumstances our board of directors may change its recommendation of the transaction, and we may also terminate the Merger Agreement to accept a superior proposal upon payment of the termination fee described below.

The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, we may be required to pay to Prologis a termination fee of $775.0 million. If our shareholders vote on, but do not approve, the Mergers, and the Merger Agreement is thereafter terminated, we may be required to reimburse Prologis's transaction expenses up to an amount equal to $15.0 million.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing such an acquisition, even if the potential competing acquirer was prepared to pay consideration with a higher per share value than the value proposed to be received or realized in the Mergers, or might result in a potential competing acquirer proposing to pay a lower per share value than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the Merger Agreement.

If the Mergers are not consummated by January 11, 2023, either Prologis or the General Partner may terminate the Merger Agreement.

Either Prologis or the General Partner may terminate the Merger Agreement if the Mergers have not been consummated by January 11, 2023. However, this termination right will not be available to a party if that party failed to comply with the Merger Agreement and that failure was the primary cause of, or resulted in, the failure to consummate the Mergers on or before January 11, 2023.

If the Company Merger does not qualify as a tax-free reorganization, there may be adverse tax consequences.

The Company Merger is intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. The closing of the Company Merger is conditioned on the receipt by both Prologis and us of an opinion of our respective counsel to the effect that the Company Merger will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. The foregoing opinions, however, are limited to the factual representations provided by Prologis and us to counsel and the assumptions set forth therein, and are not a guarantee that the Company Merger, in fact, will qualify as a tax-free reorganization. Moreover, neither we nor Prologis has requested or plans to request a ruling from the IRS that the Company Merger qualifies as a tax-free reorganization. If the Company Merger were to fail to qualify as a tax-free reorganization, then our shareholders generally would recognize gain or loss, as applicable, equal to the difference between (i) the sum of the fair market value of the shares of Prologis common stock and cash in lieu of any fractional share of Prologis common stock received by our shareholder in the Company Merger; and (ii) our shareholder’s adjusted tax basis in our common shares.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities
None
(b) Use of Proceeds
None
(c) Issuer Purchases of Equity Securities
From time to time, we repurchase our securities under a repurchase program that initially was approved by the General Partner's board of directors and publicly announced in October 2001 (the "Repurchase Program").
On January 26, 2022, the General Partner's board of directors adopted a resolution that amended and restated the Repurchase Program and delegated authority to management to repurchase a maximum of $300.0 million of the General Partner's common shares, $750.0 million of the Partnership's debt securities and $500.0 million of the General Partner's preferred shares, subject to the prior notification of the Chairman of the finance committee of the board of directors of planned repurchases within these limits. We did not repurchase any equity securities through the Repurchase Program during the three months ended June 30, 2022.

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

Item 6. Exhibits
(a) Exhibits

2.1
Agreement and Plan of Merger, dated June 11, 2022, by and among Prologis, Inc., Prologis, L.P., Compton Merger Sub LLC, Compton Merger Sub OP LLC, the General Partner and the Partnership (filed as Exhibit 2.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on June 13, 2022, and incorporated herein by this reference).

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

3.4 (vii)
Sixth Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 3.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on April 27, 2022, and incorporated herein by this reference).

10.1
Amendment No. 1 to Amended and Restated Revolving Credit Agreement, dated June 24, 2022, by and among the Partnership, the General Partner and certain subsidiaries of the Partnership, J.P. Morgan Chase Bank, N.A., as Administrative Agent, and the several banks, financial institutions and other entities from time to time parties thereto as lenders (filed as Exhibit 10.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on June 30, 2022, and incorporated herein by this reference).

10.2
Letter Agreement, dated July 18, 2022, between the General Partner and Steven W. Schnur (filed as Exhibit 10.1 to the combined Current Report on Form 8-K of the General Partner and the Partnership as filed with the SEC on July 21, 2022, and incorporated herein by this reference).

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
By: DUKE REALTY CORPORATION, its general partner

/s/ James B. Connor
James B. Connor
Chairman and Chief Executive Officer of the General Partner

/s/ Mark A. Denien
Mark A. Denien
Executive Vice President and Chief Financial Officer of the General Partner

Date:	August 8, 2022